Form 10QSB
period 2006-03-31
O2 SECURE WIRELESS, INC.
filed 2006-05-16
CIK 1326852

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2006

[    ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number 001-32882

_________________________________________________

O2 SECURE WIRELESS, INC.

(Exact name of small business issuer as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	45-0526044 (IRS Employer Identification No.)

3300 Holcomb Bridge Rd., Suite 226

Norcross, Georgia 30092

 (Address of Principal Executive Offices)

(678) 942-0684

(Issuer's telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ___; No  X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 12, 2006, the Registrant had outstanding 23,928,908 shares of its Common Stock, no par value.

Transitional Small Business Disclosure Format (check one): Yes [__];  No [X]

{A0032189.DOC}

O2 Secure Wireless, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

{A0032189.DOC}2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

O2 Secure Wireless, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of March 31, 2006 (Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 165,457
Trade accounts receivable	2,785
Other current assets	2,660
TOTAL CURRENT ASSETS	170,902

EQUIPMENT, net of accumulated depreciation	490,434

OTHER NON-CURRENT ASSETS:	14,793

$ 676,129

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Unsecured loan payable	$ 13,873
Accounts payable	9,518
Accrued expenses	5,594
Deferred revenue	3,473
TOTAL CURRENT LIABILITIES	32,458

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-
Common stock, no par value, 50,000,000 shares authorized, 23,928,908 issued and outstanding	2,150,679
Other capital	78,800
(Deficit) accumulated during the development stage	(1,585,808)
Total Stockholders' Equity	643,671

$ 676,129

The accompanying notes are an integral part of these financial statements.

{A0032189.DOC}3

O2 Secure Wireless, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended March 31, 2006 and 2005

(Unaudited)

					Cumulative From
	Three Months Ended		Six Months Ended		October 29, 2003
	March 31,		March 31,		(Inception) to
	2006	2005	2006	2005	March 31, 2006
REVENUES:
Service subscriptions	$ 21,833	$ 3,322	$ 35,886	$ 6,594	$ 60,754
Network component sales	27,458	13,740	33,572	13,740	69,332
Other	110	-	652	-	1,532

Total revenues	49,401	17,062	70,110	20,334	131,618

COSTS AND EXPENSES:
Cost of subscriptions service	18,535	13,318	30,180	24,110	79,649
Cost of component sales	15,701	8,754	20,329	8,754	49,475
Selling general and administrative:
Salary expense	103,684	49,356	210,073	147,628	597,848
Professional fees	57,997	20,000	120,639	79,534	346,734
Product contract rights	-	50,000	-	50,000	124,986
Other	71,632	49,635	121,613	72,482	332,879
Asset impairment loss	-	-	-	-	106,933
Depreciation expense	22,838	9,554	45,081	15,456	84,386

Total cost and expenses	290,387	200,617	547,915	397,964	1,722,890

OTHER INCOME (EXPENSE):
Interest income	1,617	-	4,003	-	5,464

NET (LOSS)	($239,369)	($183,555)	($473,802)	($377,630)	($1,585,808)

BASIC AND DILUTED NET (LOSS) PER SHARE	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,928,908	21,031,185	23,720,549	19,439,569

The accompanying notes are an integral part of these financial statements.

{A0032189.DOC}4

O2 Secure Wireless, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2006 and 2005

(Unaudited)

			Cumulative From
	Six Months Ended		October 29, 2003
	March 31,		(Inception) to
	2006	2005	March 31, 2006
OPERATING ACTIVITIES:
Net (loss) from operations	$ (473,802)	$ (377,630)	$ (1,585,808)
Adjustments to reconcile net (loss) to net cash (used by) operating activities:
Stock issued for services	-	-	4,167
Capital contributed for officers’ services	-	-	42,300
Expense paid by investor	11,177	21,000	57,177
Amortization of deferred charge - related party	-	50,000	120,000
Product contract rights expense	-	50,000	124,986
Asset impairment loss	-	-	106,933
Depreciation expense	45,081	15,456	84,386
Change in:
Accounts receivable	3,215	(3,284)	(2,785)
Other current assets	1,103	11	(2,660)
Deposits	116	(7,954)	(14,793)
Accounts payable	6,913	-	19,099
Accrued expenses	6	(22,000)	5,569
Deferred revenue	1,793	-	3,473

NET CASH (USED) BY OPERATING ACTIVITIES	(404,398)	(274,401)	(1,037,956)

INVESTING ACTIVITIES:
Purchase of equipment and capitalized installation costs	(183,575)	(257,250)	(681,753)

NET CASH (USED) BY INVESTING ACTIVITIES	(183,575)	(257,250)	(681,753)

FINANCING ACTIVITIES:
Net (advances to) repayments from related parties	-	(69,606)	-
Unsecured loan payable	-	-	13,898
Proceeds from sale of common stock	352,241	607,500	1,880,241
Cash paid for common stock offering costs	(13,890)	-	(15,473)
Capital contribution by investor	-	-	6,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	338,351	537,894	1,885,166

NET INCREASE IN CASH AND CASH EQUIVALENTS	(249,622)	6,243	165,457

CASH AND CASH EQUIVALENTS, beginning of period	415,079	15,713	-

{A0032189.DOC}5

CASH AND CASH EQUIVALENTS, end of period	$ 165,457	$ 21,956	$ 165,457

The accompanying notes are an integral part of these financial statements.

{A0032189.DOC}6

 O2 Secure Wireless, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 March 31, 2006

(Unaudited)

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

Interim Financial Information. The accompanying unaudited consolidated financial statements of O2 Secure Wireless, Inc. (the “Company”) have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Registration Statement on Form SB-2 and subsequent amendments on Form SB-2/A for the year ended September 30, 2005. Operating results for the three months and six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of O2 Secure Wireless, Inc. and its wholly-owned subsidiary, Epiphony Voice Solutions, LLC. All material intercompany accounts and transactions have been eliminated in consolidation.

Going Concern. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  It has sustained operating losses since inception, and has been dependent upon private placements of stock to provide sufficient working capital in order to finance its development activities. A Securities Purchase Agreement with a sole investor, representing the Company’s sole source of private stock placements to date, expired on November 30, 2005. The Company’s ability to continue in existence is dependent upon developing additional sources of capital and/or achieving profitable operations. The Company’s present cash reserves are projected to sustain operations through June 2006.

Management’s plan is to raise capital through additional private offerings, while actively seeking additional wireless network installation agreements and generating profitable revenue-producing connectivity subscriptions with network end-users, in addition to profitable sales of certain products for which it is an authorized distributor. The Company is currently in negotiations with the investor regarding further capital investment. However, there is no guarantee these negotiations will be successful in order for the Company to continue operations past June 2006. The Company completed a registration of its common stock on April 18, 2006 through a Form SB-2 filing with the Securities and Exchange Commission (“SEC”); however no proceeds will inure to the benefit of the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.

EQUIPMENT

During the three months ended March 31, 2006, the Company capitalized $96,403 in equipment and labor costs for two new wireless network installations in Tampa, Florida and Atlanta, Georgia. These networks were not in service as of March 31, 2006.  Accordingly, no depreciation expense relating to these projects was recorded for the periods ended March 31, 2006. Hardware components held for network installations

{A0032189.DOC}7

and resale decreased a total of ($23,109), and the Company purchased $1,977 in office equipment and fixtures.

During the six months ended March 31, 2006, the Company capitalized $129,417 in equipment and labor costs for the installation projects noted above. Hardware components held for network installations and resale increased $51,114, and the Company purchased $3,044 in office equipment and fixtures.

3.

COMMITMENTS AND CONTINGENCIES

Effective October 1, 2005, the Company and Netconx D&C Wireless, LLC (“NCX”) voluntarily terminated their Sole Distributor Agreement after NCX's agreement with its supplier was terminated. In connection with the termination of the Sole Distributor Agreement, 749,772 shares of common stock held by NCX were cancelled, and each party executed mutual releases of liability under the Sole Distributor Agreement.

Effective October 10, 2005, the Company entered into a new distribution agreement with a foreign manufacturer. The agreement extends through October 10, 2010 and is cancelable by either party.  The Company’s sole obligation is to sell a minimum of $500,000 of the manufacturer’s products during the first year of the agreement within the territory defined in the agreement. Based on the sales volume to date the Company will be unable to sustain the required sales volume unless the parties renegotiate the agreement.

4.

STOCKHOLDERS’ EQUITY

From October 1, 2005 through November 29, 2005, the Company issued a total of 1,265,804 common shares at $0.30 per share under a Securities Purchase Agreement with an investor dated April 24, 2004. Of the total $379,741 in stock sale proceeds, the investor paid $352,241 to the Company, $20,000 for professional fees incurred by the Company relating to the stock offering, and $7,500 to a Company service provider for services unrelated to the offering. The Securities Purchase Agreement expired on November 30, 2005.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-KSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be

{A0032189.DOC}8

accurate. Such important factors ("Important Factors") and other factors could cause actual results to differ materially from the Company's expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company's expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

Plan of Operation

Our primary business involves the installation of wireless Internet systems in multifamily properties.  A majority of our revenues from inception have come from the sale of network components, such as wireless cards and access points, to unrelated parties.  Internet service to residents of the properties who subscribe to our service constitute the balance of our revenues.

We  also have installed a wireless system in a 916-unit multifamily property for an owner that has agree to pay us a flat fee each month of $10 per unit in return for providing free service to all residents in the property.  For the first month, the fee is to be paid at 1/12 of the $9,160 total amount, increasing by 1/12 each month. After 12 months of operations, the Company will then receive the full $9,160 per month. This network became operational in April 2006, at which time we began to receive revenues from the owner.

We plan to remain focused on providing wireless Internet access to high density residential communities as our primary business activity.  We plan to expand our operations throughout the southeastern United States by marketing to two distinct entities: property management companies, and residents in multiple dwelling unit communities. The first involves developing strategic relationships with upscale property management companies and developers of new multiple dwelling units to enable us to install our systems in their properties on an exclusive basis.  The second involves marketing to potential subscribers (i.e., the residents) in order to achieve maximum subscriber penetration.

However, over time we plan to concentrate on negotiating agreements under which we are compensated by the owner of the property instead of through subscriptions from residents in the property (“property management accounts”).  By doing so, we  can generate cash flow more quickly by eliminating the  time lag to market our services to tenants. Also, marketing costs to obtain and maintain individual tenant subscribers will be unnecessary, and we will be able to maintain a consistent revenue stream that is not affected by tenant turnover.

For fiscal year 2006, the goal is to have a total of at least 400 individual subscriber accounts and three property management accounts.  As of May 12, 2006, we had 325 full subscribers at $29.95 per month.

We have also begun marketing our services to educational institutions that desire to provide wireless Internet access to their student populations.  Unlike multi-family properties, educational institutions have shown a willingness to pay for part or all of the cost of installing the system.  In addition, because the Internet service we provide would be offered as part of the institution's educational experience, our revenues would not be dependent on obtaining subscribers for our service.  Instead, the service would be open to all students, and we would be compensated on a per student basis by the educational institution itself.

We plan to compete on the basis of superior technology, price and customer service. In particular, we plan to offer our Internet service at a lower price than our competitors, which are primarily DSL or cable Internet service.  Our plan is also to utilize the best available technology at any given time, so as to continue to offer reliable, high quality, wireless Internet access that provides each end user with maximum mobility, very high speed, and security.

{A0032189.DOC}9

Other potential sources of revenue may include business-to-business applications of broadband technology, and implementation of wider area Internet coverage as technology evolves. The company also plans to move toward total convergence at some point in the future, providing voice and video in addition to data.

We also generate revenue from the resale of wireless cards that we purchase on a wholesale basis for the wireless networks we install.  Most of our business reselling wireless cards is from resellers or on Ebay.  We do not consider the business of reselling of wireless cards to be a core business and, accordingly, we do not plan to invest any resources to expand that line of business.

We have also developed the infrastructure to provide Voice over Internet Protocol (“VoIP”) service in the geographic areas in which we currently have wireless systems installed.  We elected to enter the VoIP business because recent technological and regulatory advances enable one to enter the business relatively economically, we already employed the technical expertise to setup and operate a VoIP service, and we determined that VoIP service was a complimentary line of service that we could conveniently market in our service areas.  Besides direct sales to the multifamily communities in which we operate wireless systems, we are marketing VoIP service through resellers.  We expect to begin providing VoIP service to our first customers in May 2006.

In the future, we will require additional sources of external capital in order to grow.  The capital will be used primarily for new site deployments, additional personnel, marketing and sales.

Results of Operations

Three Months Ended March 31, 2006 and 2005

During the three months ended March 31, 2006 and 2005, we generated $49,401 and $17,062of revenues, respectively, and incurred net losses of ($239,369) and ($183,555), respectively.  During the three months ended March 31, 2006, we were receiving revenues from six operational networks versus one during the prior period. Also, the three months ended March 31, 2005 was the first period we began selling hardware components under a distributor agreement, whereas by March 31, 2006 we had a full year of activity to increase our customer base for such sales. The increase in overall expenses reflects our increased operational and administrative costs to support the significant increase in business activity between periods.

Significant expenses during the three months ended March 31, 2006 and 2005 were as follows:

•

$103,684and $49,356for salary expense during the three months ended March 31, 2006 and 2005, respectively.   For the three months ended March 31, 2005, we had four full-time employees. By the three months ended March 31, 2006, we had hired three additional full-time employees, consisting of a Chief Technical Officer, marketing director and an office manager, plus two part-time technicians, in response to our operational, marketing and administrative needs.

•

$57,997and $20,000 for professional services during the three months ended March 31, 2006 and 2005, respectively.   The expense for the three months ended March 31, 2005 was entirely amortization of a prepaid expense for corporate management services. The expense for the three months ended March 31, 2006 reflects costs necessary for outside accounting, audit, legal and transfer agent fees.

•

Non-cash expenses of $-0- and $50,000 during the three months ended March 31, 2006 and 2005, respectively, relating to amortization of the estimated fair value of stock granted to

{A0032189.DOC}10

Netconx in exchange for a sole distributor agreement.   The contract with Netconx was canceled October 1, 2005, resulting in no further amortization expense as of that date.

•

Other selling, general and administrative expense $71,632 and $49,635 during the three months ended March 31, 2006 and 2005, respectively.   The increase between periods is a reflection of the general increase in operational tempo, primarily in marketing expenses required to increase revenues.

•

Capitalized material and labor costs for network installations were $96,403 and $225,432 during the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006, we had two installation projects in progress in Tampa, Florida and Atlanta, Georgia. During the three months ended March 31, 2005, we had three installation projects in progress in Charlotte, North Carolina.

Six Months Ended March 31, 2006 and 2005

During the six months ended March 31, 2006 and 2005, we generated $70,110 and $20,334 of revenues, respectively, and incurred net losses of ($473,802) and ($377,630), respectively.   During the six months ended March 31, 2006, we were receiving revenues from six operational networks versus one during the prior period. Also, we began selling hardware components under a distributor agreement midway through the six months ended March 31, 2005, whereas the six months ended March 31, 2006 reflects a full period of this sales activity.  The increase in overall expenses reflects our increased operational and administrative costs to support the significant increase in business activity between periods.

Significant expenses during the six months ended March 31, 2006 and 2005 were as follows:

•

$210,073and $147,628 for salary expense during the six months ended March 31, 2006 and 2005, respectively.   The increase between periods was due to our growth from four full-time employees to seven full-time and two part-time employees in the positions previously described.

•

$120,639and $79,534 for professional services during the six months ended March 31, 2006 and 2005, respectively.   Contained in expenses for the six months ended March 31, 2005 is $70,000 for amortization of a prepaid expense for corporate management services. The expense for the three months ended March 31, 2006 reflects costs necessary for outside accounting, audit, legal and transfer agent fees.

•

Non-cash expenses of $-0- and $50,000 during the six months ended March 31, 2006 and 2005, respectively, relating to amortization of the estimated fair value of stock granted to Netconx in exchange for a sole distributor agreement.  The contract with Netconx was canceled October 1, 2005, resulting in no further amortization expense as of that date.

•

Other selling, general and administrative expense $121,613 and $72,482 during the six months ended March 31, 2006 and 2005, respectively.  The increase between periods is a reflection of the general increase in operational tempo, primarily in marketing and communications.

•

Capitalized material and labor costs for network installations were $129,417 and $211,265 during the six months ended March 31, 2006 and 2005, respectively. During the six months ended March 31, 2006, we had two installations projects in progress in Tampa, Florida and Atlanta, Georgia. During the six months ended March 31, 2005, we had three installation projects in progress in Charlotte, North Carolina and one in Atlanta, Georgia.

{A0032189.DOC}11

Liquidity and Capital Resources

To date, we have financed our operations from the proceeds from the sale of common stock to a foreign investor under Regulation S.  Our agreement to sell shares of common stock to the foreign investor has expired, and we currently do not have any agreement to obtain additional capital from any entity.  Since October 1, 2005, we raised $379,741 from the sale of 1,265,804 shares of common stock to the foreign investor.

At March 31, 2006, we had working capital of $138,444.  Our working capital is currently insufficient for us to fully implement our business plan.  Our principal business plan involves the installation of wireless Internet systems in multifamily properties at our expense, including all parts and labor associated with the systems.  Our revenues come from the sale of Internet service to residents of the properties who subscribe to our service.  The total potential revenue from the eight properties in which we have installed systems will be insufficient to enable us to pay all of our recurring expenses.  Therefore, we must install more systems in order for us to achieve a breakeven level of operations.  However, we incur a significant capital cost to install a system in a property.

We believe our current working capital is sufficient to both sustain our current operations and planned growth only through June 2006.  We are currently using capital at an average monthly rate of $58,000 for operating expenses.  In addition, we must incur additional capital expenditures with each system that we install.  This rate will accelerate significantly over the following twelve months if we reach agreements to install systems in the number of properties that we have projected in our business plan. Beginning in April 2006, we took measures to decrease our use of capital for operating expenses. These measures included deferring all officers’ salaries in excess of $1,000 per month, terminating one non-essential full-time position, changing one position from salary to commission-only compensation, and effecting more stringent controls to reduce out of town travel costs of our personnel installing and maintaining wireless networks.

We project additional working capital needs of $725,000, exclusive of funds currently on hand, to fund our planned operations for the following twelve month period. To satisfy our future working capital needs, we are actively working with our existing investors to continue their support. We expect to be able to raise sufficient capital to meet our liquidity needs until we achieve profitable operations, although there is no contractually committed capital from these investors upon which we can rely. To date, we have relied upon investment proceeds to satisfy our working capital needs.  In the event we experience delays in raising additional capital, we plan to reduce our recurring expenses by deferring officer salaries, as well as reduce the rate of our planned growth as necessary in order to defer significant system installation costs.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.  Controls and Procedures.

The Company believes that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information it is required to disclose in its reports filed under the Securities Exchange Act of 1934.  The Company is in the process of improving its internal controls and procedures to accommodate an increased level of business activity in the future.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act are

{A0032189.DOC}12

recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the our company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.

None

Item 3.  Defaults upon Senior Securities.

None

Item 4.

  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Furnish the exhibits required by Item 601 of Regulation S-B.

Exhibit Number	Description and Incorporation by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K.

None.

{A0032189.DOC}13

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O2 SECURE WIRELESS, INC.
Date: May 15, 2006	/s/ Keith A. Greaves
By: Keith A. Greaves, Chief Financial Officer

{A0032189.DOC}14