Form 10QSB
period 2006-06-30
O2 SECURE WIRELESS, INC.
filed 2006-08-15
CIK 1326852

{A0033709.DOC}

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2006

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

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X; No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ___   No  X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 10, 2006, the Registrant had outstanding 23,928,908 shares of its Common Stock, no par value.

Transitional Small Business Disclosure Format (check one): Yes [__];  No [X]

{A0033702.DOC}

O2 Secure Wireless, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

{A0033709.DOC}2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

O2 Secure Wireless, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of June 30, 2006 (Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 17,093
Trade accounts receivable	8,436
Other current assets	1,381
TOTAL CURRENT ASSETS	26,910

EQUIPMENT, net of accumulated depreciation	485,199

OTHER NON-CURRENT ASSETS:	14,793

$ 526,902

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Unsecured loan payable	$ 13,873
Accounts payable	4,371
Accrued expenses	40,651
Deferred revenue	9,766
TOTAL CURRENT LIABILITIES	68,661

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-
Common stock, no par value, 50,000,000 shares authorized, 23,928,908 issued and outstanding	2,150,679
Other capital	78,800
(Deficit) accumulated during the development stage	(1,771,238)
Total Stockholders' Equity	458,241

$ 526,902

The accompanying notes are an integral part of these financial statements.

{A0033709.DOC}3

O2 Secure Wireless, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended June 30, 2006 and 2005

(Unaudited)

					Cumulative From
	Three Months Ended		Nine Months Ended		October 29, 2003
	June 30,		June 30,		(Inception) to
	2006	2005	2006	2005	June 30, 2006
REVENUES:
Service subscriptions	$ 30,429	$ 6,062	$ 66,316	$ 12,656	$ 91,183
Network component sales	36,089	6,702	69,661	20,442	105,421
Other	-	630	645	630	1,532

Total revenues	66,518	13,394	136,622	33,728	198,136

COSTS AND EXPENSES:
Cost of subscriptions service	22,680	9,563	52,860	22,666	102,329
Cost of component sales	13,415	7,187	33,744	15,941	62,890
Selling general and administrative:
Salary expense	99,849	62,404	307,822	210,032	697,697
Professional fees	24,040	18,562	146,779	98,096	370,774
Product contract rights	-	50,000	-	100,000	124,986
Communications	19,657	7,416	54,541	18,423	88,957
Travel and Entertainment	4,264	10,588	25,834	18,748	44,888
Other	34,556	31,039	99,868	95,360	257,668
Asset impairment loss	-	-	-	-	106,933
Depreciation expense	33,617	19,563	78,697	35,019	118,003

Total cost and expenses	252,078	216,322	800,145	614,285	1,975,125

OTHER INCOME (EXPENSE):
Interest income	287	-	4,291	-	5,751

NET (LOSS)	$(185,273)	$(202,928)	$(659,232)	$(580,557)	$(1,771,238)

BASIC AND DILUTED NET (LOSS) PER SHARE	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,928,908	22,109,285	23,790,002	20,329,475

The accompanying notes are an integral part of these financial statements.

{A0033709.DOC}4

O2 Secure Wireless, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended June 30, 2006 and 2005

(Unaudited)

			Cumulative From
	Nine Months Ended		October 29, 2003
	June 30,		(Inception) to
	2006	2005	June 30, 2006
OPERATING ACTIVITIES:
Net (loss) from operations	$ (659,232)	$ (580,557)	$(1,771,238)
Adjustments to reconcile net (loss) to net cash (used by) operating activities:
Stock issued for services	-	-	4,167
Capital contributed for officers’ services	-	-	42,300
Expense paid by investor	11,177	21,000	57,177
Amortization of deferred charge - related party	-	50,000	120,000
Product contract rights expense	-	100,000	124,986
Asset impairment loss	-	-	106,933
Depreciation expense	78,697	35,019	118,002
Change in:
Accounts receivable	(2,436)	(3,622)	(8,436)
Other current assets	2,382	(7,158)	(1,381)
Deposits	116	(1,864)	(14,793)
Accounts payable	1,766	16,764	13,952
Accrued expenses	35,063	(15,400)	40,651
Deferred revenue	8,086	1,532	9,766

NET CASH (USED) BY OPERATING ACTIVITIES	(524,381)	(384,286)	(1,157,914)

INVESTING ACTIVITIES:
Purchase of equipment and capitalized installation costs	(211,956)	(332,890)	(710,134)

NET CASH (USED) BY INVESTING ACTIVITIES	(211,956)	(332,890)	(710,134)

FINANCING ACTIVITIES:
Net (advances to) repayments from related parties	-	20,794	-
Unsecured loan payable	-	-	13,873
Proceeds from sale of common stock	352,241	975,000	1,880,241
Cash paid for common stock offering costs	(13,890)	(959)	(15,473)
Capital contribution by investor	-	6,500	6,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	338,351	1,001,335	1,885,141

NET INCREASE IN CASH AND CASH EQUIVALENTS	(397,986)	284,159	17,093

CASH AND CASH EQUIVALENTS, beginning of period	415,079	15,713	-

{A0033709.DOC}5

CASH AND CASH EQUIVALENTS, end of period	$ 17,093	$ 299,872	$ 17,093

The accompanying notes are an integral part of these financial statements.

{A0033709.DOC}6

 O2 Secure Wireless, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 June 30, 2006

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

Interim Financial Information. The accompanying unaudited consolidated financial statements of O2 Secure Wireless, Inc. (the “Company”) have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Registration Statement on Form SB-2 and subsequent amendments on Form SB-2/A for the year ended September 30, 2005. Operating results for the three months and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of O2 Secure Wireless, Inc. and its wholly-owned subsidiary, Epiphony Voice Solutions, LLC. All material intercompany accounts and transactions have been eliminated in consolidation.

Going Concern. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  It has sustained operating losses since inception, and has been dependent upon private placements of stock to provide sufficient working capital in order to finance its development activities. A Securities Purchase Agreement with a sole investor, representing the Company’s sole source of private stock placements to date, expired on November 30, 2005. The Company’s ability to continue in existence is dependent upon developing additional sources of capital and/or achieving profitable operations. Management’s plan is to raise capital through additional private offerings, while actively seeking additional wireless network installation agreements and generating profitable revenue-producing connectivity subscriptions with network end-users, in addition to profitable sales of certain products for which it is an authorized distributor. The Company’s immediate need for additional working capital infusion to sustain present operations raises substantial doubt about its ability to continue as a going concern. The Company completed a registration of its common stock on April 18, 2006 through a Form SB-2 filing with the Securities and Exchange Commission (SEC); however no proceeds will inure to the benefit of the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – EQUIPMENT

During the three months and nine months ended June 30, 2006, the Company capitalized $24,353 and $153,770 in equipment and labor costs for three new wireless network installations in Tampa, Florida and Atlanta, Georgia. Two of these networks went into service during three months ended June 30, 2006, at which time depreciation of the total capitalized costs for these completed networks began. Hardware component equipment held for network installations or sale increased $1,264 and $52,378 during the three months and nine months ended June 30, 2006.

{A0033709.DOC}7

NOTE 3 – SUBSEQUENT EVENTS

Keith A. Greaves, the Company's chief financial officer, took a leave of absence effective as of July 1, 2006, although Mr. Greaves remains a director of the Company.  India Creery will perform the functions of chief financial officer until a formal replacement is named.

On August 4, 2006, the Company borrowed $60,000 under a Convertible Promissory Note that bears interest at 8% per annum, and provides that all principal and accrued interest is due and payable on the one year anniversary of the Convertible Promissory Note, provided that the note will become due and payable automatically upon the termination of employment of Craig C. Sellars or T. Scott Conley.  The lender is the father of Mr. Sellars. The Convertible Promissory Note provides that it is convertible into shares of unrestricted registered common stock at the lesser of $2.50 per share or the conversion price in effect at the time of conversion.  The conversion price is subject to adjustment based on certain corporate events, such as dividends, mergers, stock splits, etc.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-KSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors ("Important Factors") and other factors could cause actual results to differ materially from the Company's expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company's expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

Plan of Operation

Our primary business involves the installation of wireless Internet systems in multifamily properties.  A majority of our revenues from inception have come from the sale of network components, such as wireless cards and access points, to unrelated parties.  Internet service to residents of the properties who subscribe to our service constitute the balance of our revenues.

Our original plan of operation involved installing a wireless Internet system in a multifamily property at our cost, and then generating revenue from the sale of subscriptions to residents of the property.

{A0033709.DOC}8

However, we have recently completed the installation of two properties under which we are compensated by the owner of the property instead of through subscriptions from residents in the property.  Under this “amenity model,” the property pays us a flat rate for the total number of units in the property, which provides the service as a complimentary benefit to all residents. By doing so, we can generate cash flow more quickly by eliminating the time lag to market our services to tenants. Also, marketing costs to obtain and maintain individual tenant subscribers will be unnecessary, and we will be able to maintain a consistent revenue stream that is not affected by tenant turnover.  Currently, we have two properties under the amenity model.  We anticipate utilizing the amenity model in a majority of our future deployments.

As of August 10, 2006, we had 438 full subscribers at $29.95 per month.  For fiscal year 2006, which ends on September 30, 2006, our goal is to have a total of at least 500 individual subscriber accounts and three property management accounts under the amenity model. We do not expect our individual subscribe accounts to increase materially above 500 as we transition our business model to providing service under the amenity model.

We have also begun marketing our services to educational institutions that desire to provide wireless Internet access to their student populations.  Unlike multi-family properties, educational institutions have shown a willingness to pay for part or all of the cost of installing the system.  In addition, because the Internet service would be offered as part of the institution's educational experience, our revenues would not be dependent on obtaining subscribers for our service.  Instead, the service would be open to all students, and we would be compensated on a per student basis by the educational institution itself. We completed our first such deployment at Columbia Theological Seminary after June 30, 2006.  Columbia Theological Seminary has agreed to pay us the greater of $3,000 or $10 per user per month.

We have also explored the feasibility of installing our wireless Internet systems to serve the growing municipal market, and plan to install a test system in the near future in a portion of Dekalb County, Georgia.

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

We have also developed the infrastructure to provide Voice over Internet Protocol (“VoIP”) service in the geographic areas in which we currently have wireless systems installed.  We elected to enter the VoIP business because recent technological and regulatory advances enable one to enter the business relatively economically, we already employed the technical expertise to setup and operate a VoIP service, and we determined that VoIP service was a complimentary line of service that we could conveniently market in our service areas.  Besides direct sales to the multifamily communities in which we operate wireless systems, we are marketing VoIP service through resellers.  In an attempt to reduce costs, we have opted not to market our VoIP service at this time, and will only use it internally. The company believes that internal use of the VoIP service will drastically reduce our communications expense by the end of 2006.

{A0033709.DOC}9

By using VOIP service internally, we will reduce our call center volume, eliminate long distance charges as well as a $500 per month phone package that we currently have.

In the future, we will require additional sources of external capital in order to grow.  The capital will be used primarily for new site deployments, additional personnel, marketing and sales.

Results of Operations

Three Months Ended June 30, 2006 and 2005

During the three months ended June 30, 2006 and 2005, we generated $66,518 and $13,394 of revenues, respectively, and incurred net losses of ($185,273) and ($202,928), respectively.  During the three months ended June 30, 2006, we were receiving revenues from eight operational networks versus four during the prior period.  The increase in overall expenses reflects our increased operational and administrative costs to support the significant increase in business activity between periods.

Significant expenses during the three months ended June 30, 2006 and 2005 were as follows:

•

$99,849 and $62,404 for salary expense during the three months ended June 30, 2006 and 2005, respectively.  As a part of our efforts to reduce operating costs, we converted a full-time position from salary to commission-based compensation during the three months ended June 30, 2006. During the three months ended June 30, 2006, $35,000 of salary expense was accrued and not paid to our three officers.

•

$24,040 and $18,562 for professional services during the three months ended June 30, 2006 and 2005, respectively, and represents costs necessary for outside accounting, audit, legal and transfer agent fees, a majority of which relates to regulatory compliance.

•

Non-cash expenses of $-0- and $50,000 during the three months ended June 30, 2006 and 2005, respectively, result from the amortization of the estimated fair value of stock granted to Netconx in exchange for a sole distributor agreement.  The contract with Netconx was canceled October 1, 2005, resulting in no further amortization expense as of that date.

•

Other selling, general and administrative expense was $34,556 and $31,039 during the three months ended June 30, 2006 and 2005, respectively.  Other selling, general and administrative expense have stayed relatively constant, despite our increased level of operations, as a result of our cost-saving initiatives.

•

Capitalized material and labor costs for network installations were $24,353 and $15,091 during the three months ended June 30, 2006 and 2005, respectively. During the three months ended June 30, 2006, we completed two installation projects in Tampa, Florida and Atlanta, Georgia. During the three months ended June 30, 2005, we completed three installation projects in Charlotte, North Carolina. One project is currently underway in Atlanta, Georgia.

Nine Months Ended June 30, 2006 and 2005

During the Nine Months ended June 30, 2006 and 2005, we generated $136,622 and $33,728 of revenues, respectively, and incurred net losses of ($659,232) and ($580,557), respectively.   During the nine months ended June 30, 2006, we were receiving revenues from eight operational networks versus four during the prior period. Also, we began selling hardware components under a distributor agreement during the nine months ended June 30, 2005, whereas the nine months ended June 30, 2006 reflects a full period of this sales activity.  The increase in overall expenses reflects our increased operational and administrative costs to support the significant increase in business activity between periods.

{A0033709.DOC}10

Significant expenses during the nine months ended June 30, 2006 and 2005 were as follows:

•

$307,822 and $210,032 for salary expense during the nine months ended June 30, 2006 and 2005, respectively.   The increase between periods was due to our growth from four full-time employees to seven full-time and two part-time employees.

•

$146,779 and $98,096 for professional services during the nine months ended June 30, 2006 and 2005, respectively, which includes $50,000 for amortization of a prepaid expense for corporate management services in the nine months ended June 30, 2005.  The remaining expenses reflect costs necessary for outside accounting, audit, legal and transfer agent fees, a majority of which relates to regulatory compliance.

•

Non-cash expenses of $-0- and $100,000 during the nine months ended June 30, 2006 and 2005, respectively, result from the amortization of the estimated fair value of stock granted to Netconx in exchange for a sole distributor agreement.  The contract with Netconx was canceled October 1, 2005, resulting in no further amortization expense as of that date.

•

Other selling, general and administrative expense $99,868 and $95,360 during the nine months ended June 30, 2006 and 2005, respectively.  Other selling, general and administrative expense have stayed relatively constant, despite our increased level of operations, as a result of our cost-saving initiatives.

•

Capitalized material and labor costs for network installations were $153,770 and $63,908 during the nine months ended June 30, 2006 and 2005, respectively. During the nine months ended June 30, 2006, we started and completed four installations projects in Tampa, Florida and Atlanta, Georgia. During the nine months ended June 30, 2005, we started and completed three installation projects in Charlotte, North Carolina and completed one in Atlanta, Georgia.

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

At June 30, 2006, we had a working capital deficit of ($41,751).  Our working capital is currently insufficient for us to fully implement our business plan.  Our principal business plan involves the installation of wireless Internet systems in multifamily properties at our expense, including all parts and labor associated with the systems, and we also sell network components.  On the first systems we installed, our revenues come from the sale of Internet service to residents of the properties who subscribe to our service.  On the last two systems we installed, and all future systems we install, our revenues will come from a flat fee charged the owner of the property.  The total potential revenue from the eight properties in which we have installed systems will be insufficient to enable us to pay the majority of our recurring expenses.  Therefore, we must install many more systems and sell substantially more network components in order for us to achieve a breakeven level of operations.  We will be unable to achieve this goal in the near term without substantial additional capital.

We believe our current working capital is sufficient to both sustain our current operations and planned growth only through September 2006 as a result of a convertible loan in the amount of $60,000 that we received in July 2006, and projected sales of wireless cards and enclosures.  We are currently using capital at an average monthly rate of $58,000 for operating expenses on an accrual basis, although the actual cash outlay is much less as the result of the deferral of management salaries and other cost-saving

{A0033709.DOC}11

initiatives.  In addition, we must incur additional capital expenditures with each system that we install.  This rate will accelerate significantly over the following twelve months if we reach agreements to install systems in the number of properties that we have projected in our business plan. Beginning in April 2006, we took measures to decrease our use of capital for operating expenses. These measures included not paying all officers’ salaries in excess of $1,000 per month, changing one position from salary to commission-only compensation, and effecting more stringent controls to reduce out of town travel costs of our personnel installing and maintaining wireless networks.  Finally, out of $485,199 in equipment held by us at June 30, 2006, approximately $150,000 was an inventory of uninstalled wireless cards and enclosures that we either install in our proprietary systems or resale to third parties, and we can positively affect our cash flow to the extent we resale that existing inventory to third parties instead of purchasing replacements or installing the inventory in our systems.

We project additional working capital needs of $725,000, exclusive of funds currently on hand, to fund our planned operations for the following twelve month period. To satisfy our future working capital needs, we are actively working with our existing investors to continue their support. We will continue to try to raise sufficient capital to meet our liquidity needs until we achieve profitable operations, because there is no contractually committed capital from these investors upon which we can rely. To date, we have relied upon investment proceeds to satisfy our working capital needs.  In the event we experience delays in raising additional capital, we plan to continue reducing our recurring expenses by deferring officer salaries, as well as reduce the rate of our planned growth as necessary in order to defer significant system installation costs.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.  Controls and Procedures.

The Company believes that its disclosure controls and procedures need to be more effective for gathering, analyzing and disclosing the information it is required to disclose in its reports filed under the Securities Exchange Act of 1934.  The Company is in the process of improving its internal controls and procedures to accommodate an increased level of business activity in the future.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the our company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.

None

{A0033709.DOC}12

Item 3.  Defaults upon Senior Securities.

None

Item 4.

  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Keith A. Greaves, the Company's chief financial officer, took a leave of absence effective as of July 1, 2006, although Mr. Greaves remains a director of the Company.  India Creery will perform the functions of chief financial officer until a formal replacement is named.

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Furnish the exhibits required by Item 601 of Regulation S-B.

Exhibit Number	Description and Incorporation by Reference
10	Convertible Promissory Note for $60,000 dated August 1, 2006
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Interim Chief Financial Officer
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K.

None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O2 SECURE WIRELESS, INC.
Date: August 14, 2006	/s/ India Creery
By: India Creery , Interim Chief Financial Officer (Principal Financial Officer)

{A0033709.DOC}13