Form 10KSB
period 2006-09-30
O2 SECURE WIRELESS, INC.
filed 2006-12-28
CIK 1326852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-32882

O2 SECURE WIRELESS, INC.

(Name of small business issuer in its charter)

Georgia	45-0526044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3300 Holcomb Bridge Rd., Suite 226

Norcross, Georgia 30092

 (Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (678) 942-0684

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ___  No  X

The issuer’s revenues for its most recent fiscal year: $211,695.

{A0036384.DOC}

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of December 8, 2006 was $7,391,372 based upon the closing bid price of $0.47 per share as reported by the trading and market services of the OTC Bulletin Board.

As of December 8, 2006, the Registrant had outstanding 26,176,552 shares of its Common Stock, no par value.

Transitional Small Business Disclosure Format (check one): Yes [__];  No [X]

{A0036384.DOC}

{A0036384.DOC}

Note Regarding Forward Looking Statements

This Annual Report on Form 10-KSB contains "forward-looking statements." These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward- looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

We were incorporated in the State of Georgia on October 29, 2003.  Our principal place of business is located at 3300 Holcomb Bridge Rd., Suite 226, Norcross, Georgia 30092. Our telephone number is (678) 942-0684.

We are an early-stage Wi-Fi Internet Service Provider (WISP), with a geographic focus on the southeastern United States.  We currently provide wireless Internet service to five multi-dwelling units (MDUs) in Atlanta, Georgia, three in Charlotte, North Carolina, and one in Tampa, Florida.  Our business plan is to market our services to the property managers of larger, relatively higher-end MDUs, and to provide them with both a shared revenue opportunity and an additional benefit to their tenants.

We are also developing the infrastructure to provide “anywhere” access to the Internet through our REACTOR product, which will utilize the nationwide EVDO network deployed by cellular carriers to connect to the Internet.  We elected to diversify into anywhere access after we determined that a market existed for the service, and that we could economically provide the service using our existing technical personnel and network systems. We completed the technical requirements to provide REACTOR in November 2006, and we expect to begin offering this product and service once all relevant contracts are in place, which we anticipate will be in the first half of 2007.

What is Wi-Fi?

The term "Wi-Fi" is an abbreviation for "wireless fidelity," and is based on the IEEE 802.11 standard.  Wi-Fi is an RF signal based on the IEEE 802.11 standard and is capable of transmitting signals up to 1,200 feet. It uses spread spectrum multiple access (SSMA) that supports high data rates with very low latency, over a distributed all-IP wireless network that can penetrate walls and associated structures. WiFi shares the unregulated, 2.4 GHz radio spectrum along with other common wireless devices including cordless phones and baby monitors. WiFi is

{A0036384.DOC}

primarily meant for use in a local area wireless network and for Internet access. As an alternative to current wireline broadband, WiFi offers the opportunity of relatively inexpensive, mobile Internet access.

What is Wireless Internet?

Wireless Internet refers to a new and growing way to access the Internet, whereby an Internet Service Provider terminates a land-line Internet connection with a wireless access point (WAP).  Users of the service can then connect to the Internet though a wireless modem equipped with an antenna. This allows the user to connect to the Internet from any location within the wireless network's range, typically 300-1200 feet, thus freeing them from the mobility constraints of hard wire access.

Our Wi-Fi Strategy

Our strategy is to form relationships with the operators of large MDUs.  We then perform an initial site feasibility study with information obtained from the leasing agents and management of the subject MDU regarding resident demographics, and current coverage of the complex by other Internet service providers. If the site has potential, we contact the appropriate decision-maker in the MDU management company and attempt to reach an agreement on the installation of a system in the property.   If an agreement is reached, we install a high speed connection Internet Web server, and multiple wireless access points which allow tenants to connect to the Internet from virtually anywhere within the complex.

We initially offered our services according to a tiered pricing schedule based on the sale of monthly subscriptions for our service to residents of the MDU, which is known as the “subscriber” model.  Under the subscriber model, we market our service to residents in the MDU, who pay us a subscription price per month for use of the service.  The MDU does not have any financial obligation to us, other than to allow us to install our system in the property.  We are responsible entirely for marketing the service to residents in the property, although we typically pay the MDU a small commission for each new subscriber in the property for its assistance in marketing the service.  Our price point is lower than that commonly offered by other landline ISPs, and for properties under that plan we intend to maintain a lower price point in the future.   We currently have seven systems installed under this service plan.

In fiscal year 2006, we developed the “amenity” service plan, under which we supply wireless Internet access to all residents in the entire property for a fixed fee per month paid to us by the MDU.  The MDU either provides the service free of charge to all residents or charges the residents a subscription fee for the service.  We currently have two systems installed under this service plan, and expect it will become a greater part of our business over time.  While our potential revenues from a system installed under this service plan are limited to the amount we negotiate from the MDU, we save the considerable expense of marketing the service to residents, which is entirely borne by the MDU.

Wi-Fi Industry Background

Internet users typically access the Internet through a variety of technologies, from analog modems and dial-up technology, to high speed dedicated circuits (for large corporations), to wireless Internet technologies.  The market for Wi-Fi Internet access is relatively nascent and highly fragmented.  Although Wi-Fi hotspot coverage is rapidly growing in coffee shops,

{A0036384.DOC}

airports, and other niche locations throughout the United States, Wi-Fi Internet access in MDUs is still relatively uncommon.

As a result of technological and regulatory changes that have occurred over the past few years, smaller companies have been able to compete more effectively in the high-speed Internet access markets traditionally dominated by larger companies. In particular, the potential market for servicing MDU properties remains largely undeveloped, creating significant opportunities for alternative providers with the technological, operational, marketing and administrative ability to manage growth effectively.

How Our Wi-Fi System Works

Our Wi-Fi system is based on the use of a central network access point that serves as a gateway to a broadband Internet connection, and multiple wireless access points, each of which is hard-wired to the central network access point. Subscribers access the network through wireless cards in a stationary computer or a mobile, lap-top computer that communicate with the access points installed around the property. Our engineering staff is experienced in making wireless networks function properly in challenging physical layout environments.

On Premises Wi-Fi Equipment and Facilities

We assemble the majority of our computing and data communications equipment according to proprietary specifications from components purchased from Nanjing Z-Com Wireless Co., Ltd. (Z-Com).  We are a North American wholesale distributor of Z-Com wireless communications equipment, and purchase Z-Com parts for internal use as well as resale to others.  We can also use off-the-shelf products manufactured by other wireless component manufacturers.  In terms of our computing equipment, we use standard Web servers.

Our REACTOR Product

In fiscal 2006, we began developing the infrastructure to provide “anywhere” access to the Internet through our REACTOR product, which will utilize the nationwide EVDO network deployed by cellular carriers to connect to the Internet.  We elected to diversify into anywhere access after we determined that a market existed for the service, and that we could economically provide the service using our existing technical personnel and network systems. We have completed our research and development for the REACTOR product, and expect to introduce the service line in the first quarter of 2007.

The REACTOR product utilizes the nation-wide EVDO network deployed by cellular carriers.  The REACTOR product line is a value-added EVDO to Wi-Fi gateway that allows “anywhere” access to the Internet that is distributed via Wi-Fi to the surrounding area.  The REACTOR product is based on the same hardware that is used by the company for its standard Wi-Fi deployments.

There are two distinct REACTOR product lines: portable, and integrated.  The portable model, designed for temporary settings such as concert venues and construction sites, provides high-speed wireless internet connectivity to users at the site.  The integrated REACTOR model is designed to provide wireless high speed internet connectivity in motor vehicles at speeds up to 70 miles per hour.  It has also been designed for static installations, providing a wireless hotspot in a common area on a property (pool, business center, etc.).

{A0036384.DOC}

The REACTOR product will be marketed primarily to 3 specific vertical markets: transportation providers such as limousine companies, motor coaches, and taxi operators; environments where temporary internet access is desired, such as construction sites, concert venues, and seasonal events; and residential markets where small, turnkey wireless solutions are in demand.

Preliminary interest from the transportation market is encouraging, as operators look to find ways to differentiate themselves in the market space to justify premium rates for their services.  Initial interest has also been encouraging from the residential market, as MDU management companies look to roll out turnkey wireless connectivity for common areas.  This is a prime market segment where our existing service offerings do not scale down well, creating a natural niche for the REACTOR product; both in functionality and price.

Sales and Marketing

We currently sell our services solely through our officers, two salespeople and two sales agents.  Over time, we intend to recruit and employ more full-time sales force personnel.  We also intend to recruit additional independent resellers and agents to market our service strictly on a commission basis.  However, we have been prevented from doing so to date by a lack of sufficient capital.

For our wireless broadband services, we target MDU properties and planned community developments and the residents living there.  We initially installed our systems under the “subscriber” model, in which our revenues were derived from the sale of subscriptions to residents of the MDU.  Our selling cycle for obtaining "right-of-entry" agreements that permit us to offer our services to MDU tenants includes proposal presentation, contract negotiations and service implementation, a cycle that can require up to nine months. Securing new right-of-entry agreements through direct marketing efforts is an integral part of our strategy to grow and achieve operating efficiencies and positive cash flow. Before targeting a potential location, we perform a basic site feasibility study regarding resident demographics and current coverage of the complex by other Internet service providers. If a location appears attractive, we then proceed to develop a relationship with the property manager, and structure a mutually beneficial partnership with them.  We offer property owners and management companies an amenity to their residents that promotes increased occupancy, as well as an attractive new revenue source in the form of commissions. Under the right-of-entry agreements, property owners are paid a one-time flat fee for each new subscriber from the property during the prior month. In return, the property owner typically agrees to market and promote our service to residents in the property.

Once we have obtained the right-of-entry agreement and services have been activated on the property, we utilize the on-site leasing personnel to market the services to the residents. The services are packaged at prices less than other forms of broadband Internet access (i.e., DSL and cable).  Unlike with competing forms of broadband Internet access, there is no need to schedule a service installation prior to receiving service. This eliminates the inconvenience for the resident of having to meet the installation technicians. We believe that the combination of lower price, convenience, and quality of service is a very powerful marketing advantage.  The leasing agents at properties are provided with marketing and other support literature to facilitate sales of our service. We require no long-term service contracts, and our customers may discontinue service at any time without penalty.

In fiscal 2006, we introduced the “amenity” model, in which we charge the MDU owner a flat monthly fee for the installation of a system in the MDU.  The amount of the fee is negotiable, but

{A0036384.DOC}

is generally based on the number of units in the MDU.   Under the amenity model, the MDU has the choice of providing the service to its residents as a free amenity, or charging residents a subscription fee for use of the service.  We plan to focus our sales efforts in the future on installing systems under the amenity model instead of the subscriber model in order to reduce the marketing costs that we incur under the subscriber model.

We focus our efforts on negotiating right-of-entry agreements with owners of MDU portfolios, because we believe that strategic relationships with these owners are critical to market penetration and long-term success.

Wi-Fi Competition

We believe that the primary competitive factors determining success as an Internet access provider are: a reputation for reliability and high-quality service; effective customer support; access speed; pricing; effective marketing techniques for customer acquisition; ease of use; and scope of geographic coverage. We believe that we will be able to address adequately all of these factors, except that we will not be able to offer scope of geographic coverage for the foreseeable future.

The market for Internet access services, in which our Internet access service will compete, is extremely competitive and highly fragmented. Current and prospective competitors include many large, nationally-known companies that possess substantially greater resources, financial and otherwise, market presence and brand name recognition than do we. We currently compete, or expect to compete, for the foreseeable future, with the following: national Internet service providers, numerous regional and local Internet service providers, most of which have significant market share in their markets; established on-line information service providers, such as Bellsouth, which provide basic Internet access, as well as proprietary information not available through public Internet access; providers of web hosting; computer hardware and software and other technology companies that provide Internet connectivity with their products; telecommunications companies, including global long distance carriers, regional Bell operating companies and local telephone companies; operators that provide Internet access through television cable lines; electric utility companies; communications companies; companies that provide television or telecommunications through participation in satellite systems; and, to a lesser extent, non-profit or educational Internet access providers. The market for residential Internet access is highly competitive, and is characterized by ever increasing access speeds and consistently falling per-user prices.

To date, we have not encountered any competition in the market of providing wireless broadband access to an entire MDU property.  There are a number of companies whose business is to provide "hotspots" for wireless broadband access in common areas of MDU properties, such as the clubhouse and pool areas.  Because those companies do not seek to provide broadband wireless access within each residential unit, they are generally not in competition with us.  The largest such company is Airimba.  The primary competition for broadband Internet access within each residential unit is the cable TV provider (if it offers Internet access through its cable line) to the MDU property and the local telephone company (if it offers DSL service to the property).   We compete with the cable and local telephone providers by offering our service at a lower monthly price.  To date, we have not encountered any barriers to competition imposed by the practices of any of our competitors such as, for example, service exclusivity agreements with property owners.

{A0036384.DOC}

We believe that the market for Internet access services is likely to remain highly competitive, and will continue to be characterized by new and potentially disruptive technology introduction, shrinking per-customer revenues, and fiercely competitive pricing.

Regulation

Internet-based communication services generally are not subject to federal fees or taxes imposed to support programs such as universal telephone service. Changes in the rules or regulations of the U.S. Federal Communications Commission or in applicable federal communications laws relating to the imposition of these fees or taxes could result in significant new operating expenses for us, and could negatively impact our business. Any new law or regulation, U.S. or foreign, pertaining to Internet-based communications services, or changes to the application or interpretation of existing laws, could decrease the demand for our services, increase our cost of doing business or otherwise harm our business. There are an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to taxation and the quality of products and services. Furthermore, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, taxation, encryption, obscenity, libel, employment, personal privacy, export or import matters and other issues is uncertain and developing and we are not certain how the possible application of these laws may affect us. Some of these laws may not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in the Internet market, which could reduce demand for our services, increase our operating expenses or increase our litigation costs.

Intellectual Property

We rely on a combination of trademark, copyright, trade secret laws and disclosure restrictions to protect our intellectual property rights. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. "O2 Secure Wireless" is a tradename that we use, but we have not filed a state or federal trademark application with respect to that name; therefore, we currently rely solely upon our common law trademark rights.  If a claim is asserted that we have infringed the intellectual property of a third party, we may be required to seek licenses to that technology. In addition, we license third-party technologies that are incorporated into our services, including off-the-shelf software as well as software code to monitor our network access components that we have licensed on a perpetual basis from Netconx D and C Wireless, LLC. Licenses from third party technologies may not continue to be available to us at a reasonable cost, or at all. Additionally, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues.

Our Technology

For our Wi-Fi division, we use a combination of "off-the-shelf" components and components purchased from Z-Com in constructing a wireless Internet system and delivering our wireless Internet services to customers. In our management's experience, the combination of off-the-shelf components and components purchased from Z-Com offer greater reliability and greater signal

{A0036384.DOC}

range.  Increased signal range reduces our total equipment cost to install a system, and improves customer satisfaction with our service. Our services support all equipment meeting Wi-Fi (wireless fidelity) 802.11(x) standards operating in the unlicensed 2.4, 5.2 and 5.8 GHz 802.11(x) spectra, and can be deployed far less expensively than other wire-line and cable technologies.  For our REACTOR service, we plan to use “off-the-shelf” hardware components and software tools to provide the service.

We employ software tools to monitor the performance of our network 24x7x365, and respond to technical questions from our customers.  We do not plan to create and maintain a dedicated network operations center or call center until we have a sufficient customer base to justify the cost.  Until them, we intend to rely upon a call routing system that alerts our experienced technical personnel when a technical or service has arisen, wherever they may be.  Our technical personnel use software tools that enable them to access our network to respond to technical or service issues wherever there is a computer with broadband internet access.  We schedule our technical personnel so that some one is always available to respond to technical or service issues at all times.

Employees

We have eight full-time employees, and one part-time employee. We believe that our relationship with employees is  excellent. We have not suffered any labor problems during the last two years.

ITEM 2. DESCRIPTION OF PROPERTY.

We lease approximately 2,033 square feet of office space at 3300 Holcomb Bridge Rd., Suite 226, Norcross, Georgia 30092 pursuant to an Office Lease Agreement dated December 9, 2004.  The original term of the lease was from January 1, 2005 to June 30, 2006, and provided for monthly base rent of $1,864 during the first year and $2,202 during the final six months.  In 2006, the lease term was extended for six months to December 31, 2006, at a base monthly rent of $2,287 for the extension period. In addition, we are obligated to pay additional rent based on our share of the operating costs of the building.

In connection with the start up of Epiphony, we subleased from T. Scott Conley and Keith A. Greaves, who are officers and directors, approximately 163 square feet of office space at 3300 Holcomb Bridge Rd., Suite 262, Norcross, Georgia 30092 pursuant to an Office Lease Agreement dated June 16, 2005, and a sublease agreement dated July 10, 2005.  The term of this lease was from July 1, 2005 to June 30, 2006, and provided for monthly base rent of $250.  On December 19, 2005, this lease was canceled. On this date we leased 676 square feet of office space at 3300 Holcomb Bridge Rd., Suite 224, Norcross, Georgia 30092, pursuant to an Office Lease Agreement. The term of this lease is January 1, 2006 to December 31, 2006, at a base monthly rental of $887.  In addition, we are obligated to pay additional rent based on our share of the operating costs of the building.

We signed a new lease on November 28, 2006 to lease approximately 3,000 square feet of space at 4898 South Old Peachtree Road, Norcross, Georgia 30071.  The term of the lease is from January 1, 2007 to December 31, 2011, and provides for monthly base rent of $3,750 in the first year, and higher amounts in subsequent years. In addition, we are obligated to pay additional rent based on our share of the operating costs of the building. We have a five year renewal option.

{A0036384.DOC}

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were voted upon by the stockholders during the fourth quarter of the fiscal year, as required to be reported upon by the Company in response to this Item 4.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is registered with the United States Securities and Exchange Commission under 12(g) of the Securities Exchange Act of 1934.  On July 27, 2006, our commons stock began trading on the OTC Bulletin Board under the symbol “OTOW.”  The following table summarizes the low and high prices for the Company’s common stock for last quarter of 2006 during which our common stock has been traded.

2006
	High	Low
First Quarter	n/a	n/a
Second Quarter	n/a	n/a
Third Quarter	n/a	n/a
Fourth Quarter	2.90	0.57

The high and low quotes on the Company's common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  There were 472 shareholders of record of the common stock as of December 8, 2006. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name."

The Company's common stock is subject to rules adopted by the Securities and Exchange Commission ("Commission") regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor, but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson the investor is working with and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account

{A0036384.DOC}

statements containing market information about the prices of the securities.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company's common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on September 30, 2006 or 2005. The board of directors of the Company has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on the Company's ability to pay dividends.

Securities Issued in Unregistered Transactions

On September 11, 2006, we entered into a Regulation S Securities Purchase Agreement, under which we agreed to issue Transfer Management International, Ltd. up to 2,333,333 shares of common stock at $0.30 per share. Through September 30, 2006, we had received $644,293 from Transfer Management International, Ltd., for which we issued 2,147,643 shares.  The shares were issued in reliance on the exemption from registration provided by Regulation S under the Securities Act of 1933.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2006, the Company did not repurchase any shares of its common stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Disclosure Regarding Forward Looking Statements

This Annual Report on Form 10-KSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their

{A0036384.DOC}

entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

Plan of Operation

Our primary business involves the installation of wireless Internet systems in multifamily properties, from which a majority of our revenues are derived.  We also sell network components, such as wireless cards and access points, to unrelated parties, which constitute the balance of our revenues.

Our original plan of operation involved installing a wireless Internet system in a multifamily property at our cost, and then generating revenue from the sale of subscriptions to residents of the property.  However, we have completed the installation of two properties under which we are compensated by the owner of the property instead of through subscriptions from residents in the property.  Under this “amenity model,” the property pays us a flat rate for the total number of units in the property, which provides the service as a complimentary benefit to all residents. By doing so, we can generate cash flows more quickly by eliminating the time lag to market our services to tenants. Also, marketing costs to obtain and maintain individual tenant subscribers will be unnecessary, and we will be able to maintain a consistent revenue stream that is not affected by tenant turnover.  Currently, we have two properties under the amenity model.  We anticipate utilizing the amenity model in a majority of our future deployments.

As of September 30, 2006, under the original “subscriber” model, we serviced seven properties, and had 409 full subscribers at $29.95 per month and 41 child accounts at $5.00, for a bulk total of 450 accounts.  As of September 30, 2006, under the “amenity model” we served two properties and were receiving revenues based upon a total of 709 residents.  For fiscal year September 30, 2007, we are expecting to have four additional properties under the amenity model and two additional properties under the subscriber model.

During fiscal year 2006, we began marketing our services to educational institutions that desire to provide wireless Internet access to their student populations.  Unlike multi-family properties, educational institutions have shown a willingness to pay for part or all of the cost of installing the system.  In addition, because the Internet service would be offered as part of the institution's educational experience, our revenues would not be dependent on obtaining subscribers for our service.  Instead, the service would be open to all students, and we would be compensated on a per student basis by the educational institution itself. We completed our first such deployment in the three months ended September 30, 2006.

All of our network projects initially result in negative cash flows. This is primarily because we usually bear the full costs of installation, including materials and labor. In addition, seven of our nine operational projects are under the subscriber model. Under this model, installing a network (and incurring the associated installation costs) only allows us the opportunity to begin to market our services to individual tenant subscribers before we can realize any revenues. Our experience indicates that it can take between one and two years before the subscriber base can reach a level at which the network has a positive cash flow. Furthermore, after a network is operational we begin to incur costs to service and maintain the network regardless how many subscribers we have for that network.

The point at which a project begins to realize positive cash flow depends upon several key factors, including how well we control installation costs, whether revenues are based on the

{A0036384.DOC}

subscriber or the amenity model, and the complexity and location (i.e. outside of Atlanta) of the network, which affects the costs to service the network after it is operational.

Our first four installations in our 2005 fiscal year resulted in high installation costs, averaging approximately $60,000 per network. Coupled with slow subscriber growth and costs to service these networks, by the end of our 2005 fiscal year we determined that the high installation costs made it unlikely that these early projects could achieve overall positive cash flow during their three-year operational lives, and therefore expensed approximately $100,000 of capitalized costs in order to reduce these costs to a level we believed were recoverable by future revenues. The lessons learned from our early installations significantly reduced installation costs beginning in the latter half of our 2005 fiscal year. Except for a very large installation project in Tampa, Florida, we deployed four new networks of a more typical size through during our 2006 fiscal yearat costs ranging from $7,000 to $21,000.

In addition to reducing installation costs, in our 2006 fiscal year we developed the amenity model described above in order to improve upon the cash flows we realize from the subscriber model. We deployed our first project under this plan with our Tampa project in mid-2006. While we began to generate revenues from this project immediately upon its activation, the revenues will not reach their full maximum amount of approximately $9,000 per month until after the first full year of operation. Coupled with the higher installation costs for this large project, even under this amenity model we do not forecast this project will have recovered its capitalized installation costs until the middle of our 2008 fiscal year.

During the fourth quarter of our 2006 fiscal year, we further improved upon our amenity model by securing a project in which we are receiving our full revenues, approximately $3,000 per month, upon the activation of the network. In addition, we received a deposit from the customer. By controlling our costs, this deposit substantially covered our installation costs. Thus, this project was cash flow positive within three months of activation. While we will continue to seek out such projects, it is not reasonable to expect that we will secure all future projects under similar terms.

We have also explored the feasibility of installing our wireless Internet systems to serve the growing municipal market, and plan to install a test system in the near future in a portion of Dekalb County, Georgia.

We plan to compete on the basis of superior technology, price and customer service. In particular, we plan to offer our Internet service at a lower price than our competitors, which are primarily DSL or cable Internet services.  Our plan is also to utilize the best available technology at any given time, so as to continue to offer reliable, high quality, wireless Internet access that provides each end user with maximum mobility, very high speed, and security.

Other potential sources of revenue may include business-to-business applications of broadband technology, and implementation of wider area Internet coverage as technology evolves. The company also plans to move toward total convergence at some point in the future, providing voice and video in addition to data.

Along these lines, we have developed the infrastructure to provide additional Internet services, such as our REACTOR product under which we would offer “anywhere” access to the Internet.  The product connects to the Internet utilizing the nationwide EVDO network deployed by cellular carriers to connect to the Internet.  We elected to diversify into anywhere access after we

{A0036384.DOC}

determined that a market existed for the service, and that we could economically provide the service using our existing technical personnel and network systems.

We also generate revenue from the resale of wireless cards that we purchase on a wholesale basis for the wireless networks we install.  Most of our business reselling wireless cards is from resellers, via our online web store or on Ebay.  We do not consider the business of reselling of wireless cards to be a core business and, accordingly, we do not plan to invest any additional resources to expand that line of business.

In fiscal year 2006, we began discussions with Incumbent Local Exchange Carriers (ILECs) and Common Local Exchange Carriers (CLECs) to establish a more cost-effective means of delivering large amounts of synchronous bandwidth to our customer properties.  Under this new architecture, we will be able to offer substantially higher bandwidth at a similar price to what we currently pay for existing, smaller amounts of bandwidth.  Since speed and latency are two of the primary competitive advantages that an Internet provider can have with regards to its service offering, we are pleased with the results of these discussions.  We will begin deploying the new network architecture by the end of December 2006 to several Atlanta properties as a roll-out test.

In the future, we will require additional sources of external capital in order to grow.  The capital will be used primarily for new site deployments, additional personnel, marketing and sales.

Results of Operations

During the years ended September 30, 2006 and 2005, we generated $211,695 and $61,416 of revenues, respectively, and incurred net losses of ($846,661) and ($907,381), respectively.  During the year ended September 30, 2006, we were receiving revenues from nine operational networks versus six during the prior year.  Our net loss for our 2006 fiscal year did not decrease in line with our revenue increase due to increased operational and administrative costs that we incurred to support the significant increase in business activity between years.

Significant expenses during the years ended September 30, 2006 and 2005 were as follows:

•

Compensation expense includes all salaries, wages and commissions not capitalized as a part of network installation costs.  The increase in compensation expense during the year ended September 30, 2006 was due to the addition of personnel to handle our increased business.

•

Professional fees  represent expenses necessary for outside accounting, audit, legal and transfer agent fees, a majority of which relates to regulatory compliance.  The increase in these expenses for the year ended September 30, 2006 reflect both the increase in operational tempo during that year in addition to regulatory reporting costs incurred from the Company’s SEC registration process.

•

Non-cash expenses during the year ended September 30, 2005 for product contract rights result from the amortization of the estimated fair value of stock granted to Netconx in exchange for a sole distributor agreement.  The contract with Netconx was canceled October 1, 2005, resulting in no further amortization expense as of that date.

•

Capitalized material and labor costs for network installations were $152,447 and $270,037 during the years ended September 30, 2006 and 2005, respectively. During the year ended September 30, 2006, we completed three installation projects in

{A0036384.DOC}

Tampa, Florida and Atlanta, Georgia. During the year ended September 30, 2005, we completed six installation projects in Atlanta, Georgia and Charlotte, North Carolina.

Liquidity and Capital Resources

To date, we have financed our operations from the proceeds from the sale of common stock to a foreign investor under Regulation S.  Our agreement to sell shares of common stock to the foreign investor has expired, and we currently do not have any agreement to obtain additional capital from any entity.  From September 1, 2006 to September 30, 2006, we raised $644,293 from the sale of 2,147,643 shares of common stock to the foreign investor.

At September 30, 2006, we had working capital of $417,625.  Our working capital is currently insufficient for us to fully implement our business plan and our commitment to breakeven as outlined in our most recent Regulation S offering.  Our principal business plan involves the installation of wireless Internet systems in multifamily properties at our expense, including all parts and labor associated with the systems, and we also sell network components.  On the first systems we installed, our revenues came from the sale of Internet service to residents who subscribed to our service.  On the latest systems we installed, and most future systems we install, our revenues will come from a flat fee charged the owner of the property.  The present level of gross profit on subscriptions and component sales are insufficient to enable us to cover our recurring operating expenses unless such levels are dramatically increased.

Therefore, we must install many more systems and sell substantially more network components in order for us to achieve a breakeven level of operations.  We will be unable to achieve this goal in the near term, and beyond that, we will need substantial additional capital as our installations generate negative cash flows until such time as they individually reach breakeven level of subscriptions or guaranteed revenues from the owner, as applicable.

We believe our current working capital is sufficient to both sustain our current operations and planned growth only through March 2007.  We are currently using capital at an average monthly rate of $60,000 for operating expenses on an accrual basis, although the actual monthly cash outlay varies.  In addition, we must incur additional capital expenditures with each system that we install.  This rate will accelerate significantly over the following twelve months if we reach agreements to install systems in the number of properties that we have projected in our business plan. Beginning in April 2006, we took measures to decrease our use of capital for operating expenses. These measures included not paying all officers’ salaries in excess of $1,000 per month, changing one position from salary to commission-only compensation, and effecting more stringent controls to reduce out of town travel costs of our personnel installing and maintaining wireless networks.  We have since paid all deferred officers’ salaries, and no longer are deferring officers’ salaries.

We project additional working capital needs of $300,000, exclusive of funds currently on hand, to fund our planned operations for the following twelve month period. To satisfy our future working capital needs, we are actively working with our existing investors to continue their support. We will continue to try to raise sufficient capital to meet our liquidity needs until we achieve profitable operations, because there is no contractually committed capital from these investors upon which we can rely. To date, we have relied upon investment proceeds to satisfy our working capital requirements.  In the event we experience delays in raising additional capital, we plan to continue reducing our recurring cash outlay by deferring officer salaries, as well as reducing the rate of our planned installations as necessary in order to maintain adequate cash funds.

Going Concern

{A0036384.DOC}

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred net operating losses through the year ended December 31, 2006. These factors create an uncertainty about the Company's ability to continue as a going concern.  The recent efforts by Company's management to raise additional operating capital were successful.  The ability of the Company to continue as a going concern is dependent on their continued success in raising capital.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements required by Item 310 of Regulation S-B are attached hereto as Exhibit A.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiary, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

As of September 30, 2006, our auditors identified  the following material weakness involving the lack of management controls over 1)documentation of stock option grant dates and exercise prices with respect to stock options granted to employees, which we subsequently corrected by (a) ensuring that no past options were granted, either to employees or otherwise, where proper

{A0036384.DOC}

documentation did not exist, and by (b) adopting an equity compensation plan (to be ratified by shareholder vote) which institutes procedures designed to insure that stock option grants and terms are issued in a consistent and documented manner, and are communicated to third parties who are not beneficiaries of the options or under the control of beneficiaries contemporaneous with the proposed issuance, 2) timely preparation of corporate minutes in support of material transactions, 3) lack of communication among members of management to adequately plan our cash flow requirements, and 4) lack of documentation in support of transactions involving use of debit card transactions and related expense reports.  We is in the process of correcting these deficiencies.  This annual report does not include a report of our management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following are our executive officers and directors and their respective ages and positions as of December 8, 2006:

Name and Address	Age	Position
T. Scott Conley	42	Chief Executive Officer, President and Director
Keith A. Greaves	64	Director
Craig C. Sellars	29	Chief Information Officer and Director
India Creery	44	Interim Chief Financial Officer

Below are biographies of our executive officers as of December 8, 2006:

T.  Scott Conley. Mr. Conley is one of our founders, and has served as our Chairman and Chief Executive Officer since inception (October 29, 2003).  Prior to becoming our founder, Mr. Conley served as owner and officer of Advantage Network Associates from October 2002 to September 2003.  Advantage Network Associates provided 802.11 Wi-Fi technology services to hotels and other business sites in the Atlanta metro area.  From November 1999 to October 2002, Mr. Conley served as Information Technology Manager at Cesso, LLC, a manufacturer of tree stands.  At Cesso, LLC, Mr. Conley's responsibilities included management of the firm's Internet web sales, a division that generated annual revenues of $3,400,000 per year.  From 1995 to 1999, Mr. Conley served as lead developer and project manager for Virtual Reality Technology, a provider of Internet technology.  Among Mr. Conley's successful projects at Virtual Reality Technology was the development of the Virtual Reality walkthrough model of the Tampa Bay Devil-Rays stadium with Weblink Communications.  Mr. Conley is a Microsoft Certified

{A0036384.DOC}

Systems Engineer.  Mr. Conley does not have any prior experience in the areas of financial accounting or public company reporting.

Keith A. Greaves, CFA. Mr. Greaves is one of our founders, and has served as a director since inception (October 29, 2003).  Mr. Greaves holds a Bachelors Degree in industrial engineering from New York University, and an MBA in Finance and Accounting from Indiana University. He is a Chartered Financial Analyst (CFA), and is a former president of the Atlanta Society of Financial Analysts.  Mr. Greaves has over 35 years of experience in finance and business development.  From June 1985 to September 1995, Mr. Greaves founded and served as president of Greaves Capital Management Inc., an asset management company for institutional investors.  From 1995 to October 2003, Mr. Greaves served as securities analyst for various brokerage firms, including Thomas Securities and The Malachi Group, Inc. Mr. Greaves has prior educational and work experience in the area of financial accounting but not in the area of public company reporting.  From October 2003 to September 2006, Mr. Greaves served as our Chief Financial Officer.  Mr. Greaves is currently employed by Anchor Partners.

Craig C. Sellars.  Mr. Sellars has served as our Chief Information Officer since January 2005.  Mr. Sellars' has over ten years experience with Internet application development, wireless application, and wi-fi planning, development and implementation. Mr. Sellars holds a Bachelor of Science degree in computer science from Georgia Institute of Technology, and is currently pursuing a Masters of Business Administration degree from Georgia State University.  From June 1998 to January 2001, Mr. Sellars was an engineer at VerticalOne Corporation, where he contributed to VerticalOne's development of Internet technology for its online account management services used by Yahoo!, MSN, AOL, Bank of America and Wells Fargo, among others.  Starting in 1999, he spearheaded the planning, development and deployment of VerticalOne's wireless data services to PDAs and cell phones.  In 2001, he participated in the formation of Netconx D and C Wireless, LLC, which was formed to sell and install wireless networking technology.

India Creery.  Ms. Creery has served as our controller since February 2006, and our Interim Chief Financial Officer since July 2006.  Ms. Creery has over 20 years of finance and administration experience in diverse industries, including real estate, retail, wholesale distribution, financial services and manufacturing. From October 2002 to January 2006, Ms. Creery was controller for New South Commercial Properties and related entities.   Ms. Creery holds a degree in Business Administration from Tennessee Temple University.

There are no family relationships among any of the officers or directors of the Company.

None of the above directors and executive officers have been involved in any legal proceedings as listed in Regulation S-B, Section 228.401(d).

Board Of Directors

Our board currently consists of three directors. The current directors are T. Scott Conley, Keith A. Greaves and Craig C. Sellars.  Our directors hold office until the next annual meeting of the shareholders and until their successor(s) have been duly elected or qualified.

Board Committees

{A0036384.DOC}

We do not currently have an audit committee, or any other committee, although we plan to form an audit committee when we have at least two independent directors, as well as a compensation committee to enact the Employee Equity Compensation Plan adopted by the Board.  Further, our Board does not have a financial expert, as defined by SEC regulations. We intend to seek a candidate to serve in this role in the near future.

Compensation of Directors

We do not currently pay any compensation to our directors other than reasonable expenses incurred in connection with providing services as a director.

Section 16(a) Compliance

Based on the Company's review of filings received by it, the Company believes that certain persons may not have filed certain forms required by Section 16 of the Securities Exchange Act of 1934, as follows:  T. Scott Conley, Craig C. Sellars and India Creery filed a Form 3 Initial Statement of Beneficial Ownership after the date by which it should have been filed.  Mr. Greaves has not filed a Form 3 Initial Statement of Beneficial Ownership, even though he is required to do so.

Code of Ethics

The Board of Directors has not adopted a Code of Business Conduct and Ethics.

ITEM 10. EXECUTIVE COMPENSATION.

Name and Principal Position	Year	Salary $

T. Scott Conley, CEO	2006	80,000
	2005	109,449
	2004	36,750

Keith A. Greaves, CFO (1)	2006	60,000
	2005	109,449
	2004	9,750

(1)

Mr. Greaves’ compensation for 2006 consists of his salary from October 1, 2005 to June 30, 2006, when he took a leave of absence, under an employment agreement under which he was entitled to an annual salary of $80,000 per year.

The Company did not grant any options or stock appreciation rights or make an award under any long-term incentive plan to any of its named executive officers during the last fiscal year.  The Company did not reprice any options or stock appreciation rights during the last fiscal year.  None of the Company's named executive officers exercised any options or stock appreciation rights during the last fiscal year.

Employment Agreements

{A0036384.DOC}

As of September 30, 2006, we have entered into written employment agreements with our executive officers, as follows:

•

We have entered into an employment agreement with T. Scott Conley as of January 1, 2005, under which we agreed to employ him as Chief Executive Officer for three years ending December 31, 2007 at an annual salary of $80,000 per year.

•

We have entered into an employment agreement with Craig C. Sellars as of January 1, 2005, under which we agreed to employ him as Chief Information Officer for three years ending December 31, 2007.  Under his original employment agreement, Mr. Sellars was entitled to compensation of $5,000 for each property in which our wireless Internet system is successfully deployed and operating until we reached monthly revenues of $57,000 per month, and thereafter he would be entitled to an annual salary of $100,000 per year.  In addition, we granted Mr. Sellars warrants to purchase 500,000 shares of our common stock at $1.00 at any time until December 31, 2007.  Effective June 1, 2005, we amended his employment agreement to provide that he would be entitled to a salary at an amount of $3,200 per month, and deleted the provision relating to an annual salary of $100,000 once we reach monthly revenues of $57,000.  On July 1, 2005, we amended his employment agreement to increase his monthly salary to $5,700.  On October 1, 2005, we amended his employment agreement to increase his annual salary to $80,000 per year.

The employment agreements with our officers each contain provisions that bar the officer from competing with us, from soliciting our employees or customers, or from disclosing our confidential information or trade secrets during employment and for a period of time thereafter.  In addition, the employment agreements contain provisions that prevent the employee from selling any of our common stock except in amounts less than is permitted under Rule 144. See "Shares of Company Eligible for Future Sale."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table contains information about the beneficial ownership of our common stock as of December 8, 2006, for:

(i) each person who beneficially owns more than five percent of our common stock;

(ii) each of our directors;

(iii) the named executive officers; and

(iv) all directors and executive officers as a group.

As used in the table below and elsewhere in this report, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following the date of this report. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

{A0036384.DOC}

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Percent of Class (1)
T. Scott Conley 3300 Holcomb Bridge, Suite 226 Norcross, Georgia 30092	5,600,000	21.4%

Keith A. Greaves 3915 Cascade Road, S.W. Suite 110 Atlanta, Georgia 30331	4,600,000	17.6%

Neal Butler (2) 1202 Ascot Court, N.W. Kennesaw, Georgia 30144	2,000,000	7.4%

Craig C. Sellars (3) 3300 Holcomb Bridge, Suite 226 Norcross, Georgia 30092	750,228	2.8%

India Creery 3300 Holcomb Bridge, Suite 226 Norcross, Georgia 30092	0	0.0%

All Officers and Directors as a Group	10,950,228	41.0%

(1)

Based upon 26,176,552 shares issued and outstanding as of December 8, 2006.

(2)

Mr. Butler's ownership consists of 1,000,000 shares of common stock owned outright, and shares issuable under a warrant to purchase 1,000,000 shares of common stock at $1.00 per share until December 20, 2006.

(3)

Mr. Sellars' ownership consists of 250,228 shares owned outright, and shares issuable under a warrant to purchase 500,000 shares of common stock at $1.00 per share until December 31, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have loaned funds to our officers from time to time at the discretion of our board of directors.  The loans were not evidenced by a note, are unsecured, do not bear interest and are payable on demand.

As of September 30, 2004, December 31, 2004 and March 31, 2005, the amount owed to us by T. Scott Conley, our chairman and chief executive officer, was $17,328, $23,677 and $52,547, respectively.  The loan to Mr. Conley was fully repaid in May 2005.

As of September 30, 2004, December 31, 2004 and March 31, 2005, the amount owed to us by Keith A. Greaves, our chief financial officer and a director, was $3,467, $3,467 and $48,667, respectively.  The loan to Mr. Greaves was fully repaid in May 2005.

{A0036384.DOC}

T. Scott Conley, our chairman and chief executive officer, and Keith A. Greaves, our chief financial officer and a director, both guaranteed our office lease, and therefore are contingently liable to pay the lease in the event we are unable to make lease payments.

T. Scott Conley's spouse works for Post Properties, Inc., which to date is one of the two multifamily owners that have agreed to the installation of our wireless Internet systems in its properties.  Our agreement with Post Properties is on terms comparable to our agreements with other unrelated MDU property owners.

On March 2, 2004, we entered into a one-year management and consulting agreement with Pilot Corporate Services, Inc. (Pilot), under which we issued Pilot 1,500,000 shares of common stock and paid Pilot $120,000.  The amount was capitalized and amortized at the rate of $10,000 per month through February 2005.  As a result, Pilot acquired an interest in us that was and is greater than 5%.  We valued the shares issued to Pilot at $1,000, which we believed was the fair value of our shares at the time, since we had no revenues, operations or assets, and no prospects to raise capital prior to engaging Pilot.  Those shares are now held by the owner of Pilot and the spouse of an independent contactor to Pilot, which primary service provided by Pilot has been advice on structuring us to enable us to raise capital, which we were unsuccessful doing prior to engaging Pilot.  In addition, Pilot has provided overflow management services where our officers have lacked the time to perform certain functions.  Among the specific services provided by Pilot are corporate secretary services, advice on structuring officer compensation and employment agreements, advice on the terms of our Sole Distributor Agreement with Netconx and the employment agreements with its officers, and introductions to and selection of qualified professionals to enable us to comply with securities law requirements.  There was additional compensation of $25,000 paid to Pilot in the 2005 fiscal year to extend its servicese for an additional period of time, which amount was fully in the 2005 fiscal year.

From time to time, we have deposited funds with Pilot to hold for payment of professional fees, including legal, accounting and consulting, and Pilot has satisfied professional expenses on our behalf from such funds. The deposit of funds for professional fees with Pilot is not required by our contract with Pilot and is done to remove from management the tasks of negotiating, reviewing and paying such fees. The funds have been held without interest.  As of September 30, 2004, December 31, 2004, March 31, 2005, and June 30, 2005, Pilot was holding $15,000, $22,000, $39,923 and $8,662, respectively, on our behalf.

On March 30, 2004, we entered into a six-month consulting agreement with Dominic Richardson, under which we issued Mr. Richardson 1,750,000 shares of common stock.  As a result, Mr. Richardson acquired an interest in us that was and is greater than 5%.  We valued the shares issued to Mr. Richardson at $1,167, which is the same value per share that we valued the shares issued to Pilot for consulting services on March 2, 2004.  We valued the shares issued to Mr. Richardson at the same per share value as the shares issued to Pilot because we determined that there was no material change in our assets, operations or prospects from the date the shares were issued to Pilot.  The primary service provided by Mr. Richardson has been advice related to a structure that would enable us to raise capital from foreign investors, which we were unsuccessful doing prior to engaging Mr. Richardson and Pilot.  In addition, Mr. Richardson introduced us to Transfer Management International, Ltd., with whom we entered into an agreement to sell our common stock on April 24, 2004.

On May 4, 2005, Messrs. Conley and Greaves repaid $90,000 of advances that we had made to them from the proceeds of a loan in the same amount from Dominic Richardson.  Mr. Richardson

{A0036384.DOC}

is a former consultant to us, is an agent for Transfer Management International, Ltd., and is one of our larger shareholders. The loan terms stipulate that, on April 25, 2008, each officer is to repay Mr. Richardson one payment of $50,000 for principal and accrued interest. In addition, each officer conveyed to Mr. Richardson 400,000 shares of common stock. The loans are collateralized by each officer's pledge of 150,000 shares of common stock. We have not guaranteed repayment of the loans.

Effective as of January 1, 2005, we entered into a Sole Distributor Agreement with Netconx D And C Wireless, LLC, under which we had the right to purchase wireless cards for access points at fixed prices for three years, subject to adjustments based on changes in Netconx's cost for the cards.  Netconx is owned in the following percentages:  40% by Craig Sellars, 40% by David Sherman and 20% by David Sherman's wife.  We simultaneously entered into three-year employment agreements with Craig Sellars and David Sherman, who became our chief information officer and our chief technical officer, respectively.  Pursuant to the Sole Distributor Agreement, we issued Netconx 2,000,000 shares of our common stock, which were subject to cancellation on a pro rata basis in the event the Sole Distributor Agreement was terminated for any reason within three years of its date.  In addition, 1,000,000 of the shares were subject to cancellation on a pro rata basis in the event Mr. Sellars' employment with us was terminated for any reason within three years of the date of the Sole Distributor Agreement, and another 1,000,000 of the shares were subject to cancellation on a pro rata basis in the event Mr. Sherman's employment with us was terminated for any reason within three years of the date of the Sole Distributor Agreement.  Effective July 1, 2005, Mr. Sherman resigned as an officer, and as a result we cancelled 833,790 shares of common stock issued to Netconx.  In September 2005, we were notified that Netconx's agreement with the Chinese manufacturer of its components had been terminated, and therefore Netconx would no longer be able to perform under the Sole Distributor Agreement.  As a result, Netconx agreed with us to terminate the Sole Distributor Agreement effective as of October 1, 2005.  In connection with the termination, we cancelled 749,438 shares of common stock owned by the Netconx.

On July 10, 2005, we acquired Epiphony Voice Solutions, LLC, a Georgia limited liability company, from Messrs. Conley, Greaves and Sellars for $100, which was their out-of-pocket cost to form the entity.  The entity had been formed on June 27, 2005, and had no assets or liabilities at the time we acquired it.  Simultaneous with the purchase of Epiphony Voice Solutions, LLC, we subleased 163 square feet of office space leased by Messrs. Conley and Greaves in the same building in which we maintain our executive offices.  The sublease is on terms exactly identical to the terms of the main lease, and provides for monthly rental of $250 for one year from July 1, 2005 to June 30, 2006. We acquired Epiphony Voice Solutions, LLC and sublet the office space in order to facilitate our decision to enter the business of providing internet phone service to resellers of such service. This lease was terminated in December 2005 in favor of other new office space that we leased from the same landlord.

On July 20, 2006, Dominic Richardson loaned us $20,000 at no interest.  The loan was unsecured and due on demand.  In October 2006, Transfer Management International, Ltd., Mr. Richardson and we agreed that the loan would be repaid by Transfer Management International, Ltd., and that we would compensate Transfer Management International, Ltd. for repayment of the loan by issuing it 66,667 shares of common stock at $0.30 per share under a Regulation S Securities Purchase Agreement dated September 11, 2006.  In October 2006, we issued Transfer Management 100,000 common shares to both repay this loan and to repay Transfer Management for an additional $10,000 that Transfer Management had paid on our behalf for investor relations services.

{A0036384.DOC}

On August 4, 2006, the Company borrowed $60,000 under a Convertible Promissory Note dated August 1, 2006 that bears interest at 8% per annum, and provides that all principal and accrued interest is due and payable on the one year anniversary of the Convertible Promissory Note, provided that the note will become due and payable automatically upon the termination of employment of Craig C. Sellars or T. Scott Conley.  The lender is the father of Mr. Sellars. The Convertible Promissory Note provides that it is convertible into shares of unrestricted registered common stock at the lesser of $2.50 per share or the conversion price in effect at the time of conversion.  The conversion price is subject to adjustment based on certain corporate events, such as dividends, mergers, stock splits, etc.  On September 29, 2006, the Company repaid $30,000 of the Convertible Promissory Note.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibits.

Exhibit Number	Description and Incorporation by Reference
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	By-Laws of the Company (1)
4.1	Form of Common Stock Certificate of the Company (1)
4.2	Form of Warrant Agreement (1)
10.1	Employment Agreement with T. Scott Conley (1)
10.2	Employment Agreement with Keith A. Greaves (1)
10.3	Employment Agreement with Craig C. Sellars (1)
10.4	Regulation S Securities Purchase Agreement dated April 24, 2004 (1)
10.5	First Amendment to Employment Agreement with Craig C. Sellars (2)
10.6	Second Amendment to Employment Agreement with Craig C. Sellars (2)
10.7	Third Amendment to Employment Agreement with Craig C. Sellars (3)
10.8	Regulation S Securities Purchase Agreement dated September 11, 2006 (4)
11	Statement re computation of earnings per share (5)
21*	List of Subsidiaries
23*	Consent of Braverman International, P.C.

{A0036384.DOC}

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1) Incorporated by reference from Form SB-2 filed on or about May 13, 2005.

(2) Incorporated by reference from Form SB-2 filed on or about August 3, 2005.

(3) Incorporated by reference to Form SB-2 dated March 24, 2006.

(4) Incorporated by reference to Report on Form 8-K dated September 11, 2006.

(5) Included within financial statements filed pursuant to Part II, Item 7.

 (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K in the fourth quarter of 2006:

We filed a Report on Form 8-K dated September 11, 2006 reporting in Item 3.02 of our entry into an agreement to sell up to 2,333,333 shares of common stock at $0.30 per share under Regulation S under the Securities Act of 1933.

We filed a Report on Form 8-K dated September 29, 2006 reporting in Item 5.02 of the resignation of Keith A. Greaves as our Chief Financial Officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In the last two fiscal years ended September 30, 2006 and 2005, we retained Braverman International, P.C. as our principal accountants.  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to the Company primarily to tax services and audit related services. The Company is only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of the Company's principal independent accountants.

Audit Fees: The aggregate fees billed for the fiscal year ended September 30, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10-QSB's is $19,500.  The aggregate fees billed for the fiscal year ended September 30, 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements was $27,500.

{A0036384.DOC}

Audit-Related Fees: The aggregate fees billed for the fiscal years ended September 30, 2006 and 2005 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was $0 and $0 respectively.

Tax Fees: The aggregate fees billed for the fiscal years ended September 30, 2006 and 2005 for professional services rendered by the principal accountant for tax compliance and tax planning was $0 and $0, respectively.

All Other Fees: The aggregate fees billed for the fiscal years ended September 30, 2006 and 2005 for products and services provided by the principal accountant other than the services reported above was $0 and $0, respectively.

{A0036384.DOC}

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

O2 Secure Wireless Incorporated
Dated: December 27, 2006	/s/ T. Scott Conley
T. Scott Conley, Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.

Dated: December 27, 2006	/s/ T. Scott Conley
T. Scott Conley, Chairman and Chief Executive Officer (Principle Executive Officer)

Dated: December 27, 2006	/s/ Keith A. Greaves
Keith A. Greaves, Director

Dated: December 27, 2006	/s/ Craig C. Sellars
Craig C. Sellars, Director and Chief Information Officer

{A0036384.DOC}

EXHIBIT A

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

{A0036384.DOC}

{A0036384.DOC}

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

O2 SECURE WIRELESS, INC.

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of O2 SECURE WIRELESS, INC. (a Georgia corporation) and subsidiary as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O2 SECURE WIRELESS, INC. as of September 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses since inception and has a limited source of external financing, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Braverman International, P.C.

Braverman International, P.C.

Prescott, Arizona

November 10, 2006

{A0036384.DOC}

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

---------------------------

CONSOLIDATED BALANCE SHEETS

ASSETS	September 30,
	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$ 522,351	$ 415,079
Cash in escrow	-	837,581
Trade accounts receivable	1,589	6,000
Advances to related parties	-	5,992
Other current assets	1,810	3,763
TOTAL CURRENT ASSETS	525,750	1,268,415

EQUIPMENT, net of accumulated depreciation	491,061	351,940

OTHER NON-CURRENT ASSETS:	4,799	14,909

	$ 1,021,610	$ 1,635,264

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Unsecured loans payable:
Unrelated party	$ 13,873	$ 13,873
Related party	20,000	-
Note payable - related party	30,000	-
Funds held for investor	-	837,581
Accounts payable	29,390	12,186
Accrued liabilities	6,255	5,588
Deferred revenue	8,607	1,680
TOTAL CURRENT LIABILITIES	108,125	870,908

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, no par value, 50,000,000 shares authorized, 26,076,552 and 23,412,876 shares issued and outstanding	2,793,352	1,797,562
Other capital	78,800	78,800
Accumulated (deficit)	(1,958,667)	(1,112,006)
Total Stockholders' Equity	913,485	764,356

	$ 1,021,610	$ 1,635,264

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

{A0036384.DOC}

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

---------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2006	2005
REVENUES:
Network service revenues	$ 121,784	$ 24,847
Network component sales	89,442	35,760
Other	469	809
Total revenues	211,695	61,416

COSTS AND EXPENSES:
Cost of network service revenues	81,356	41,217
Cost of network component sales	37,842	29,146
Selling general and administrative:
Compensation	399,885	309,225
Professional fees	178,987	133,860
Product contract rights	-	124,986
Communications	78,283	29,657
Travel and entertainment	26,773	18,346
Other	146,059	138,008
Asset impairment loss	-	106,933
Depreciation expense	108,422	38,880
Total costs and expenses	1,057,607	970,258

OTHER INCOME (EXPENSE):
Interest income	4,610	1,461
Loss on disposal of equipment	(5,359)	-
Total other income (expense)	(749)	1,461

NET (LOSS)	$ (846,661)	$ (907,381)

BASIC AND DILUTED NET (LOSS) PER SHARE	$ (0.04)	$ (0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,919,157	20,976,487

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

{A0036384.DOC}

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

---------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Other	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance, September 30, 2004	17,266,666	$ 304,167	$ 42,300	$ (204,625)	$ 141,842

Stock issued for distribution contract, at fair value:
Stock issued	2,000,000	600,000			600,000
Stock canceled	(833,790)	(250,137)			(250,137)

Stock subscription receivable, net of amortization		(224,877)			(224,877)

Stock issued at $.30 per share	4,980,000	1,494,000			1,494,000

Stock offering costs		(125,591)			(125,591)

Common stock warrant issued to investor, at fair value			30,000		30,000

Capital contribution by investor			6,500		6,500

Net loss				(907,381)	(907,381)

Balance, September 30, 2005	23,412,876	1,797,562	78,800	(1,112,006)	764,356

{A0036384.DOC}

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

---------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(CONTINUED)

	Common Stock		Other	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Cancellation of stock issued for distribution contract	(749,772)	(224,877)			(224,877)

Cancellation of stock subscription receivable, net of amortization		224,877			224,877

Stock issued at $.30 per share	3,413,448	1,024,034			1,024,034

Stock offering costs		(28,244)			(28,244)

Net loss				(846,661)	(846,661)

Balance, September 30, 2006	26,076,552	$2,793,352	$ 78,800	$(1,958,667)	$ 913,485

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

{A0036384.DOC}

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

---------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss from operations	$ (846,661)	$ (907,381)
Adjustments to reconcile net (loss) to net cash (used by) operating activities:
Expenses paid by investor	11,177	46,000
Amortization of deferred charge - related party	-	50,000
Product contract rights expense	-	124,986
Asset impairment loss	-	106,933
Depreciation expense	108,422	38,880
Loss on disposal of equipment	5,359	-
Change in:
Accounts receivable	4,411	(6,000)
Other current assets	1,953	(3,297)
Other noncurrent assets	10,110	(14,909)
Accounts payable	26,785	12,186
Accrued liabilities	667	(21,437)
Deferred revenue	6,927	1,680

NET CASH (USED) BY OPERATING ACTIVITIES	(670,850)	(572,359)

INVESTING ACTIVITIES:
Purchase of equipment and capitalized installation costs from:
Unrelated parties	(256,102)	(296,591)
Related parties	-	(115,395)
Proceeds from sale of equipment	3,200	-

NET CASH (USED) BY INVESTING ACTIVITIES	(252,902)	(411,986)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

{A0036384.DOC}

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

---------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

	Year ended September 30,
	2006	2005
FINANCING ACTIVITIES:
Net repayments from related parties	-	20,794
Unsecured loans payable - related parties	20,000	-
Net change in note payable - related party	30,000	-
Proceeds from sale of common stock	996,534	1,358,000
Cash paid for common stock offering costs	(15,510)	(1,583)
Capital contribution by investor	-	6,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,031,024	1,383,711

NET INCREASE IN CASH AND CASH EQUIVALENTS	107,272	399,366

CASH AND CASH EQUIVALENTS, beginning of year	415,079	15,713

CASH AND CASH EQUIVALENTS, end of year	$ 522,351	$ 415,079

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

{A0036384.DOC}

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business. O2 Secure Wireless, Inc. (“O2”,we, it, our, us, or the “Company”) is a Georgia corporation formed on October 29, 2003. The business of the Company is to install and manage local wireless internet connection networks for multi-domestic unit (“MDU”) environments in the southeastern U.S, such as multi-family residence developments, apartment/condominium complexes, and educational institutions. The Company also resells wireless components that it purchases on a wholesale basis from a manufacturer under a distribution agreement. The Company was a development stage enterprise as defined in Statement on Financial Accounting Standards (“SFAS”) No. 7 until July 1, 2006, when the Company began generating significant revenues and exited the developmental stage.

Effective July 10, 2005, O2 acquired 100% of the interests in Epiphony Voice Solutions, LLC (“Epiphony”). Epiphony is a Georgia limited liability company formed on June 27, 2005 and has no stated termination date. It is currently a non-operational company. When operational, Epiphony will provide internet voice services to both the customers of O2 and other wireless internet connection service providers.

Going Concern. Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  It has sustained operating losses since inception, and has been dependent upon private placements of stock to provide sufficient working capital in order to finance its development activities. Two Securities Purchase Agreements with an investor have represented the Company’s sole source of private stock placements to date, the first of which expired on November 30, 2005 and the second on September 30, 2006 (see Note 9-Equity Financing). The Company completed a registration of its common stock in 2006 through a Form SB-2 filing with the Securities and Exchange Commission (“SEC”), however this registration did not result in additional working capital.

The Company’s ability to continue in existence is dependent upon developing additional sources of capital and/or achieving profitable operations. Management’s plan is to raise capital through additional private offerings, while actively seeking installation agreements with new customers and generating profitable revenue-producing connectivity subscriptions with network end-users, in addition to profitable sales of certain products for which it is an authorized distributor. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of O2 Secure Wireless, Inc. and its wholly-owned subsidiary, Epiphony Voice Solutions, LLC. All material intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition. Revenues are generated from wireless internet connection service provided to end-users and sale of network component hardware. For wireless connection service, the Company obtains its revenues either by subscription of services directly with the residents of the MDU who seek such service, or under a non-subscription, multi-year agreement with the property manager of the MDU in which case the service is provided to all residents at a flat monthly rate.

{A0036384.DOC}

For subscriber-based services, each individual subscriber is under a month-to-month service agreement and a fixed fee for service to be received for a particular month. Service revenues are recognized over the month service is provided. At the end of a financial reporting period, we record the portion of fees received for which the related subscription period has not been completed as deferred revenue. Under the terms of the agreement, billing is made by a pre-authorized charge to a subscriber’s credit card and is not refundable, thus assuring collection of the fee.

Under non-subscription agreements, we receive a minimum monthly fixed fee from the MDU, plus an additional per user fee if the number of network users exceeds a level as defined in the agreement. The MDU is billed monthly in arrears for services rendered, and service revenue is recognized in the month the service was provided.

Revenue from network component sales is recognized at the time the goods are shipped. Sales are made at fixed prices based on orders received by customers and are normally prepaid. All sales of hardware components are final. We generally do not provide refunds, nor do we provide product warrantees or any other post-sale obligations to the customer.

Network Installation Cost Recognition. For new networks, we obtain an installation agreement with an MDU and incur costs to install components and activate a wireless network that will service the MDU. Installation costs, which include hardware components, direct labor and related travel and per diem costs, are capitalized as incurred, and depreciated on a straight-line basis five years (three years for older installations), beginning at the time the network is placed in service in order to match installation costs against related service revenues. Capitalized installation costs are included (net of depreciation) in equipment in the accompanying consolidated balance sheet. Because network hardware components are primarily intended to support network installation and maintenance, the cost value of components on-hand is included in non-current equipment assets (i.e. fixed assets) in the accompanying consolidated balance sheets rather than as a current inventory asset.

Costs of Service and Sales. Direct costs related to providing network services, other than those specifically identifiable to the initial MDU installation costs described above, are charged as incurred and classified as cost of network service in the Company’s financial statements. These include such costs as system testing and maintenance, bulk bandwidth costs, and contracted labor or allocated employee costs for general system and customer service support. Cost of network component sales is based upon our historic cost for the components sold, at the lower of cost (on a first-in, first-out basis) or market.

Cash Equivalents. We consider all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts. We estimate the collectibility of our trade accounts receivable. In order to assess the collectibility of these receivables, we monitor the current creditworthiness of each customer and analyze the balances aged beyond the customer’s credit terms. These evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on currents facts and are reevaluated and adjusted as additional information is received. Trade accounts receivable are subject to an allowance for collection when it is probable that the balance will not be collected. As of September 30, 2006 and 2005, no allowance for collectibility was needed.

{A0036384.DOC}

Equipment. Equipment is recorded at cost. Except for capitalized network installation costs described above, depreciation for other equipment purchases is provided on a straight-line basis over the estimated useful lives of the related assets, which range from 5 - 7 years. Network hardware components, which are not included in capitalized network installation costs, are not depreciated until installed.

Income Taxes. The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109.  Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax bases of assets and liabilities and their financial amounts at year-end. As a single-member LLC, Epiphony is not recognized as a reporting entity for income tax purposes and therefore does not file its own income tax returns since its operations are included in the income tax returns with that of its parent company. All costs incurred by Epiphony are considered start up costs which have been expensed for both tax and financial accounting purposes in the accompanying financial statements as of September 30, 2006 and 2005.

Loss per Common Share. Basic loss per common share is calculated based upon the weighted average number of common shares outstanding during the periods presented, in accordance with the SFAS No. 128. In determining the weighted average number of common shares outstanding, all shares issued at nominal value, net of subsequent share cancellations, is considered as outstanding as of the inception date. No potential diluted common shares have been used in the calculation of loss per share, as their inclusion would have an anti-dilutive effect on loss per share.

Fair Value of Financial Instruments. SFAS No. 107 disclosures about fair value of financial instruments define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company’s financial instruments, which include cash, accounts receivable, and accrued expenses, approximate fair values due to the short-term maturities of such instruments.

Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Reclassifications. Certain amounts in the accompanying 2005 consolidated financial statements have been reclassified in order to conform to the 2006 financial statement presentation.

NOTE 2 – CASH IN ESCROW/FUNDS HELD FOR INVESTOR

On April 24, 2004, the Company and a foreign company investor executed an Escrow Agreement, whereby the Company was designated  as an escrow agent to hold funds received from the investor that may be used, at the investor’s direction, to purchase shares of the Company’s common stock under a separately executed Securities Purchase Agreement (see Note 9 – Equity Financing). Under the terms of the Escrow Agreement, cash received by the Company was required to be held in a separate depository account and may not be co-mingled with the general assets of the Company, and may not be disbursed except upon the express written direction of the investor. The Company has no financial rights to any funds held in escrow until released by the investor for the purchase of common stock. The Escrow

{A0036384.DOC}

Agreement has no cancellation date, and the investor is entitled to a return of the escrowed funds upon demand. Accordingly, an off-setting liability to the escrow account has been presented as funds held for investor in the accompanying 2005 consolidated balance sheet. The escrowed cash balance and offsetting liability were $0 and $837,581 at September 30, 2006 and 2005. The Securities Purchase Agreement expired on November 30, 2005, after extension. Accordingly, in December 2005 the escrow account was closed and all remaining funds were remitted to the investor.

NOTE 3– ADVANCES TO RELATED PARTIES

In March 2005, the Company advanced its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), who are also the sole directors of the Company, a total of $90,400. On May 4, 2005, this $90,400 balance was repaid to the Company by the officers via personal loans obtained from a foreign individual investor. The personal loan terms stipulate that, on April 25, 2008, each officer is to repay this investor one payment of $50,000 for principal and accrued interest. In addition, each officer sold the investor 400,000 shares of personally-held common stock of the Company at a nominal price. The loans are collateralized by each officer’s pledge of 150,000 shares of personally-held common stock of the Company. The loan terms do not involve any encumbrances or guarantees by the Company. As of September 30, 2005, there were no amounts owed the Company by the officers.

From time to time, Pilot Corporate Services, Inc. (“Pilot”), a management services company owned by a non-officer/director shareholder of the Company, has received funds from the Company via the escrow account (see Note 2), which funds are to be held and disbursed on behalf of the Company for payment of professional fees associated with the preparation of a Form SB-2 registration statement filed with the SEC. During the year ended September 30, 2005, Pilot received $90,000 for payment of professional fees to other professionals. Pilot disbursed $94,008 of the funds held by them for payment of stock offering costs, which were classified as such in the accompanying September 30, 2005 consolidated statement of stockholders’ equity, and was holding a balance of $5,992 as of that date, which is included in advances to related parties in the accompanying 2005 consolidated balance sheet. During the year ended September 30, 2006, Pilot received $20,000 via the escrow account and paid out $25,992 to professionals relating to the Form SB-2 registration, resulting in no advances to related parties in the accompanying 2006 consolidated balance sheet.

NOTE 4 – DEFERRED CHARGE

Deferred charge in the accompanying consolidated statements of cash flows represent the amortization of fees paid in advance to Pilot, a management services company owned by a non-officer/director shareholder of the Company, under a one-year services agreement commencing March 2, 2004 (see Note p - Equity Financing). The total amount paid to Pilot under the agreement was $120,000. The fees paid were expensed on a straight-line basis over the period services were rendered. During the year ended September 30, 2005, $50,000 was amortized and is included in professional fees in the accompanying 2005 consolidated statement of operations. As of September 30, 2005 the balance of the deferred charge had been fully amortized.

NOTE 5 – EQUIPMENT

The following is a summary of this category:

{A0036384.DOC}

	September 30,
	2006	2005
Equipment	$ 94,341	$ 72,386
Furniture and fixtures	15,197	14,228
Network hardware components	149,014	77,619
Capitalized network installation costs	379,459	227,012
	638,011	391,245
Less: accumulated depreciation	146,950	39,305
Equipment, net of accumulated depreciation	$ 491,061	$ 351,940

During the year ended September 30, 2005, the Company capitalized $270,037 in equipment and labor costs for three new wireless network installations in Tampa, Florida and three installations in Atlanta, Georgia. As discussed in Note 1, depreciation of these costs began at the time the networks were operational. Of the total capitalized installation costs incurred through September 30, 2005 of $333,945, $106,933 were considered unrecoverable by management and expensed during the year ended September 30, 2005 (see Impairment of Long Lived Assets). During the year ended September 30, 2006, the Company capitalized an additional $152,447 in equipment and labor costs for one new wireless network installation in Tampa, Florida and two installations in Atlanta, Georgia. As discussed below, management believes the net carrying value of the capitalized installation costs of $254,937 is recoverable over the remaining lives of the networks as of September 30, 2006.

Network hardware components are not depreciated unless utilized for new network installations.

Impairment of Long-Lived Assets. Installation costs for wireless networks are capitalized with the assumption that sufficient cash flows from subscription services, net of recurring service costs, will be generated in order for these costs to be recovered over their depreciable lives (see Note 1 - Network Installation Cost Recognition). Where estimated future net cash flows are determined to be less than the carrying amount of long-lived assets, this difference is considered to be an impairment of the asset carrying value under generally accepted accounting principles and is required to be recognized as a loss. Management performed a review of the capitalized installation costs as of September 30, 2005, and determined that capitalized costs exceeded future net cash flows by $106,933, which was recorded as an asset impairment loss for the year ended September 30, 2005.

Management performed a similar review as of September 30, 2006 and determined that no further impairment was necessary

NOTE 6 – UNSECURED LOANS PAYABLE

Unrelated Party

The unsecured loan payable represents amounts received from an unrelated party, who became a non-officer employee, on a non-interest bearing and unsecured basis. There are no repayment terms for this loan.

Related Party

{A0036384.DOC}

On July 20, 2006, we received a $20,000 loan from its foreign company investor. The loan is non-interest bearing and unsecured. In October 2006, the loan was repaid to the investor by the issuance of 66,667 shares of restricted common stock at $0.30 per share.  This same investor paid for us $10,000 for our investor relations services for the six month period ended September 30, 2006 which was repaid by the issuance of 33,333 shares of restricted common stock at $.30 per share.

NOTE 7 – NOTE PAYABLE – RELATED PARTY

On August 14, 2006, we received $60,000 from the father of the Chief Information Officer for working capital purposes. Principal and 8% simple interest are due July 31, 2007. If either of two officers, the President or the Chief Information Officer, is terminated for any reason, the underlying unsecured promissory note will be immediately due and payable. The note holder may elect to convert the note into unregistered common shares of the Company. In the event the note is converted, the initial conversion price in determining shares to be issued is $2.50, which may be subject to certain adjustments as defined in the promissory note.  On September 29, 2006, $30,000 of the principal was repaid leaving a balance of $30,000 as of September 30, 2006. The Company has evaluated the conversion feature related to this note and has determined no benefit related to the conversion feature.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases. On December 9, 2004, we entered into an 18-month, non-cancelable operating lease for office space for its headquarter operations in Norcross, Georgia beginning January 1, 2005. Minimum base lease rental was $1,864 per month for the first 12 months and $2,202 per month thereafter. In addition to the monthly base lease payment, the Company is charged a pro rata share of building operating costs by the lessor. The lease was personally guaranteed by the Company’s CEO and Mr. Greaves, the Company’s CFO at that time. This lease term was extended through December 31, 2006 at $2,287 per month beginning July 1, 2006. On December 19, 2005, the Company also entered into a one year lease for additional adjacent office space beginning January 1, 2006 at $887 per month.

On November 28, 2006, we executed a five-year, non-cancelable lease for office space commencing January 1, 2007. Monthly minimum lease payments during the first year will be $3,750, with annual escalations over the lease term to $4,387 per month. The lease has a five year option to renew. In addition to monthly lease payments, we will be subject to a pro rata share of the lessor’s increases in property taxes and insurance in future years above the level paid by the lessor during calendar year 2006. We paid a deposit of $11,250 upon execution of the lease, and is required to pay an additional deposit of $6,000 by January 31, 2007. $9,750 of this deposit will be credited against rent payments at various points during the lease term so long as we are in compliance with the lease agreement.

Minimum lease payments due under non-cancelable leases over the next five years and thereafter are as follows as of September 30, 2006:

Year Ending
September 30,
2007	$ 43,272
2008	43,100
2009	44,954
2010	46,880

{A0036384.DOC}

2011	52,137
Thereafter	13,161
Total	$ 243,504

Total rent expense was $32,421and $17,292 for the years ended September 30, 2006 and 2005.

Distribution Agreements. Effective January 1, 2005, the Company entered into a Sole Distributor Agreement with Netconx D&C Wireless, LLC (“NCX”), under which the Company has the right to purchase wireless cards for access points at a fixed price for three years, subject to adjustments based on changes in NCX’s cost for the cards. The Company may use the cards for internal use or may resell the wireless cards to third-party users. In the event the Company resells the cards to third parties, the Company is obligated to pay additional amounts based on the gross profit realized from the sale. In addition, the Company is obligated to pay an additional $100 royalty on each outdoor access point that is manufactured from a card. The Company is obligated to make the cards and access points available for sale to third parties at a reasonable price, and NCX is barred from reselling the cards or access points to third parties. Pursuant to the Sole Distributor Agreement, the Company issued NCX 2,000,000 shares of common stock, which is subject to cancellation on a pro rata basis in the event the Sole Distributor Agreement is terminated for any reason within three years of its date. In addition, 1,000,000 of the shares are subject to cancellation in the event the Chief Information Officer’s employment with the Company (see Employment Agreements) is terminated for any reason within three years of the date of the Sole Distributor Agreement. Another 1,000,000 of the shares are subject to cancellation in the event the Chief Technical Officer’s employment with the Company (see Employment Agreements) is terminated for any reason within three years of the date of the Sole Distributor Agreement.

The shares issued to NCX were assigned an initial value of $600,000 based on the value of shares being sold to the foreign investor during that time, which is believed by management to be the best indicator of the contract’s value. This transaction is presented as an issuance of common stock for $600,000, and an off-setting stock subscription receivable in the accompanying September 30, 2005 consolidated statement of stockholders’ equity. The subscription receivable is being amortized on a straight-line basis over the three-year term of the Sole Distributor Agreement. Amortization of $124,986 of the stock subscription receivable is presented as product contract rights expense in the accompanying consolidated statement of operations for the year ended September 30, 2005. Due to the resignation of the Chief Technical Officer effective July 1, 2005 (see Employment Agreements), 833,790 common shares of the Company held by NCX were canceled under the terms of the Sole Distributor Agreement.

The Company and NCX are considered related parties by virtue of the fact that Company's Chief Information Officer and Chief Technical Officer (until his resignation on July 1, 2005) are both officers, and significant shareholders, of NCX. However, NCX is not considered a competitor.

Effective October 1, 2005, the Company and NCX voluntarily terminated the Sole Distributor Agreement after NCX's agreement with its supplier was terminated.  In connection with the termination of the Sole Distributor Agreement, 749,772 shares of common stock held by NCX were terminated, and each party executed mutual releases of liability under the Sole Distributor Agreement.

{A0036384.DOC}

Effective October 10, 2005, we entered into a new distribution agreement with a foreign manufacturer. The agreement extends through October 10, 2010 and is cancelable by either party. Our sole obligation under the agreement is to make our best effort to sell the manufacturer’s products at a specified volume within the territory defined in the agreement.

Employment Agreements. As of January 1, 2005, the Company entered into written employment agreements with its executive officers, as follows:

•

The CEO for three years ending December 31, 2007 at an annual salary of $80,000 per year.

•

The CFO, for three years ending December 31, 2007 at an annual salary of $80,000 per year. His employment status changed to an extended leave of absence effective July 1, 2006. At this date, our obligation for his salary under his Employment Agreement ceased. His employment with the Company terminated effective September 29, 2006.

•

The Chief Information Officer for three years ending December 31, 2007. Under the original agreement terms, this officer’s compensation was to be $5,000 for each property in which the Company’s wireless internet system is successfully deployed and operating until the Company reaches monthly revenues of $57,000 per month for three consecutive months. Effective July 1, 2005, the compensation terms for this officer were modified, whereby the officer began receiving a salary at an annual rate of $68,400, in lieu of receiving compensation based upon system deployments, increasing to $100,000 per year after the Company reaches monthly revenues of $57,000. Effective October 1, 2005, this officers’ salary was further increased to $80,000 per year. In addition, pursuant to the employment agreement executed on January 1, 2005, the Company granted this officer a warrant to purchase 500,000 shares of common stock at $1.00 per share at any time until December 31, 2007. No value was assigned to this warrant as of issuance date (see Note 9 – Stockholders Equity). This individual was a significant owner of NCX, with which the Company executed a Sole Distributor Agreement that was canceled effective October 1, 2005 (see Distribution Agreement).

•

The Chief Technical Officer for three years ending December 31, 2007. The terms of the employment agreement with this officer were identical to that of the original terms of the employment agreement with the Chief Technical Officer, including compensation rates and issuance of a warrant to purchase 500,000 common shares. However, effective July 1, 2005, this officer resigned from the Company. The common stock warrant remains in effect, as it was not contingent upon completion of the employment term. This individual is a significant owner of NCX, with which the Company executed a Sole Distributor Agreement (see Distribution Agreement).

The employment agreements with the Company’s officers each contain provisions that bar each officer from competing with the Company, from soliciting Company employees or customers, or from disclosing Company confidential information or trade secrets during employment and for a period of time thereafter. In addition, the employment agreements contain provisions that prevent the employee from selling any of the Company’s common stock, except in amounts less than are permitted under Rule 144.

Registration Rights Agreement. Pursuant to the Purchase Agreement (Note 9 – Equity Financing), the Company entered into a Registration Rights Agreement, under which the Company agreed to file a

{A0036384.DOC}

registration statement to register all shares sold under the Purchase Agreement for resale under the Securities Act within 10 days after the filing of the Company’s 2006 Annual Report on Form 10-KSB with the SEC. Under the Registration Rights Agreement, the Company agreed to pay all costs associated with filing and maintaining the registration statement, and agreed to continue the registration in effect until all shares have been sold or the shares are eligible for sale under Rule 144(k) under the Securities Act.

NOTE 9 – STOCKHOLDERS’ EQUITY

Equity Financing. On April 24, 2004, the Company executed a Regulation S Securities Purchase Agreement (the “Purchase Agreement”) with a foreign company investor to provide capital for the Company’s development activities. Under the Purchase Agreement, the Company agreed to sell the investor up to 4,000,000 common shares for $.30 per share until December 31, 2004. Effective January 1, 2005, the Company extended the term of the Purchase Agreement with the investor to September 30, 2005. In consideration for the extension, the Company issued the investor a warrant to purchase 500,000 shares of common stock for $0.30 per share until June 30, 2008, valued at $30,000. Effective September 1, 2005, the term of the Purchase Agreement was further extended until November 30, 2005, with nominal consideration paid to the investor. The Purchase Agreement expired on November 30, 2005 without further extension.

During the year ended September 30, 2005, the investor subscribed and paid for 4,980,000 common shares under the Purchase Agreement, for total gross proceeds of $1,494,000. Of these proceeds, the investor directly paid $21,000 to an unrelated company for professional fees, which is included in professional fees in the accompanying September 30, 2005 consolidated statement of operations. The investor also directly paid Pilot $90,000 to hold for disbursement of future professional fees and $25,000 for additional services rendered by Pilot after the expiration of its management consulting agreement with the Company. The investor paid the remaining $1,358,000 in cash to the Company.

During the year ended September 30, 2006, the investor further subscribed and paid for a total of 1,265,803 common shares at $0.30 per share under the Purchase Agreement in a series of purchases from October 1, 2005 through November 29, 2005. Of the total $379,741 in stock sale proceeds, the investor paid $352,241to the Company, $20,000 to Pilot to disburse for professional fees (see Note 2), and $7,500 to an unrelated service provider. As disclosed in Note 1 (Going Concern), Note 2, and Note 9 (Equity Financing), the Stock Purchase Agreement under which these and all prior shares had been sold terminated on November 30, 2005.

The following is a recap of creditor expenses which were paid directly by the investor from cash for stock purchases under this Purchase Agreement that had been withheld by the investor:

	Year Ended September 30,
	2006	2005
To Pilot, for Pilot's consulting fee	$ -	$ 25,000	(1)
To Pilot, to disburse for attorney and accountant fees	20,000	90,000	(2)
To a service provider, for public relations service fee	-	21,000	(1)

{A0036384.DOC}

$ 20,000	$ 136,000

(1) Expensed by Company and presented as expense paid by investor in the accompanying 2005 consolidated statement of cash flows.

(2) Recorded as an advance to related party until such time Pilot disbursed these funds, at which time the Company recorded the payments made by Pilot as stock offering costs.

On September 11, 2006, the Company entered into a new Regulation S Securities Purchase Agreement with the same foreign company investor.  Under this Purchase Agreement, the Company agreed to sell the investor up to 2,333,333 shares of its common stock for $0.30 per share.  This Purchase Agreement expired on September 30, 2006 without extension. The Company also agreed to follow certain guidelines regarding the use of stock sale proceeds received. On September 15, 2006, the investor subscribed and paid for 2,147,644 common shares at $0.30 per share, for which the Company received $644,293 in cash proceeds.

Other Capital. Additional other capital for the year ended September 30, 2005 included $30,000 for the fair value of a common stock warrant issued (see Common Stock Warrants) and $6,500 received in cash from the investor to fund certain expenses of the Company.

Common Stock Warrants. The Company accounts for common stock warrants under the recognition and measurement principles of SFAS No. 123(R), using the Black-Scholes option pricing model for measuring fair value of these instruments. Based on the terms of the warrants issued for officer/employee services (see Note 8 - Employment Agreements), the option pricing model indicated that these warrants had no fair value, and accordingly no compensation expense was recorded for the year ended September 30, 2005. The warrant issued in exchange for extension of the Purchase Agreement with the investor (see Equity Financing) indicated a fair value of $30,000, which is presented as other capital and stock offering costs in the accompanying September 30, 2005 consolidated financial statements. Variables used in the Black-Scholes model for measuring the fair value of all warrants were as follows:

Expected dividends	$0
Risk-free interest rate	3.7%
Volatility	20.0%

Common stock warrants outstanding as of September 30, 2006 were as follows:

Per Share
Shares	Exercise Price	Expiration Date
1,000,000	$ 1.00	December 20, 2006
1,000,000	$ 1.00	April 24, 2007
1,000,000	$ 1.00	December 31, 2007
500,000	$ 0.30	June 30, 2008

On December 20, 2006, a warrant for one million shares expired without exercised by the warrant holder.

{A0036384.DOC}

NOTE 10 – INCOME TAXES

There was no recorded income tax provision or benefit recorded since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances. The Company has a net operating loss carryover for income tax purposes of $1.9 million as of September 30, 2006, expiring over the years 2019 through 2021. The following is an analysis of deferred tax assets as of September 30, 2006:

	Deferred	Valuation
	Tax Assets	Allowance	Balance
Deferred tax assets at September 30, 2005	$ 416,000	$ (416,000)	$ -
Additions for the year	317,000	(317,000)	-
Deferred tax assets at September 30, 2006	$ 733,000	$ (733,000)	$ -

The deferred tax assets, comprised of only the net operating loss carryforwards, were computed at an effective combined federal and state income tax rate of 38 percent. In accordance with SFAS No. 109, the valuation allowances were based on the results of operations as of each year end, and foreseeable operating results. Because it is uncertain as to whether the Company will have taxable income in future periods to realize any deferred tax benefits arising from this loss carryover, no income tax benefit were recorded. The following reconciles the expected statutory combined federal/state income tax rate to the Company’s actual income tax rate for the years ended September 30, 2006 and 2005:

	Year Ended September 30,
	2006	2005
Expected income tax (benefit) at combined federal/state statutory tax rate	$ (322,000)	$ (345,000)
Permanent differences	5,000	45,000
Valuation allowance	317,000	300,000
Actual income tax (benefit)	$ -	$ -

	Year Ended September 30,
	2006	2005
Net operating loss carryforwards	$ 725,000	$ 416,000
Valuation Allowance	(725,000)	(416,000)
Net deferred tax assets	$ -	$ -

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions

•

Cash flows affecting the cash in escrow and the related funds held for investor in the accompanying consolidated balance sheet are not presented in the accompanying consolidated

{A0036384.DOC}

statements of cash flows. As disclosed in Note 2, the Company is an escrow agent on behalf of an investor, and therefore has no financial rights or obligations associated with these accounts.

•

As disclosed in Note 8 (Distribution Agreement), during the year ended September 30, 2005 the Company issued common stock valued at $600,000 in exchange for contract rights under the Sole Distributor Agreement.

•

As disclosed in Note 9 (Equity Financing), during the years ended September 30, 2006 and 2005, $20,000 and $90,000, respectively, was paid directly by the investor to Pilot to hold for future payment of third-party professional fees. During the years ended September 30, 2006 and 2005, Pilot paid $25,992 and $94,008, respectively, for professional fees on behalf of the Company, which were recorded as stock offering costs.

•

As disclosed in Note 9 (Other Capital), during the year ended September 30, 2005, a common stock warrant valued at $30,000 was issued for no cash consideration.

•

Amortization of $50,000 relating to prepayment in FY04 of a management consulting contract (see Note 4) is presented as a non-cash adjustment to net loss (deferred charge – related party) in the accompanying consolidated statement of cash flows for the year ended September 30, 2005.

NOTE 12 – RELATED PARTY TRANSACTIONS

Other transactions with related parties not otherwise disclosed were as follows:

•

As disclosed in Note 8 (Distribution Agreements), effective January 1, 2005, NCX and the Company became related by common ownership and management control. NCX is a major supplier of network hardware components for the Company. The Company purchased a total of $92,895 in components from NCX during the period January 1 - September 30, 2005, at which time NCX was a related party. In addition to these component purchases, the Company paid NCX $22,500 for network installation services during this period. There were no amounts owed by the Company to NCX for these purchases and services as of September 30, 2005. Effective October 1, 2005, the Company and NCX voluntarily terminated their distribution agreement, as disclosed further in Note 8.

•

During the year ended September 30, 2005, the Company paid Pilot $25,000 for additional management consulting services rendered after the expiration of the consulting agreement referred to in Note 4.

NOTE 13 – RISK CONCENTRATION

Cash. The Company maintains depository cash accounts at several banking institutions. Depository accounts are insured against loss from the failure of these banks by the Federal Deposit Insurance Corporation (“FDIC”), to a maximum of $100,000 per depositor per bank. Cash in excess of the FDIC-insured limit was $375,071 at September 30, 2006.

Customers. A majority of wireless service revenues for the years ended September 30, 2006 and 2005 were derived from apartment complexes owned and operated by one apartment management company.

{A0036384.DOC}

Cancellation of agreements or loss of future installations with this management company would result in significant loss in current revenues in addition to potential growth in future subscriber base.

Suppliers. Substantially all network component sales revenues for the years ended September 30, 2006 and 2005 were generated by sales of a single product line under a distribution agreement with one supplier during fiscal year 2005 and then with another supplier beginning in October 2006. Cancellation of the current agreement would result in the inability of the Company to continue most of its product sales activity unless a distribution agreement could be obtained with another supplier of this product.

NOTE 14 – SUBSEQUENT EVENTS:

As disclosed in Note 6, in October 2006, we repaid a loan and a prepayment made by an investor by the issuance of 100,000 shares of restricted common stock at $0.30 per share.

On November 28, 2006, we executed a five-year, non-cancelable operating lease for office space commencing January 1, 2007 (Note 8 - Operating Leases). The lease has a five year option to renew upon expiration of the initial term.

On December 20, 2006, an outstanding warrant to purchase one million common shares expired without exercise by the warrant holder.

{A0036384.DOC}