Form 10KSB/A
period 2006-09-30
O2 SECURE WIRELESS, INC.
filed 2007-02-14
CIK 1326852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB/A

Amendment No. 1

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-32882

O2 SECURE WIRELESS, INC.

(Name of small business issuer in its charter)

Georgia	45-0526044
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3300 Holcomb Bridge Rd., Suite 226
Norcross, Georgia 30092
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (678) 942-0684

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.01 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The issuer’s revenues for its most recent fiscal year: $211,695.

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of December 8, 2006 was $7,391,372 based upon the closing bid price of $0.47 per share as reported by the trading and market services of the OTC Bulletin Board.

As of December 8, 2006, the Registrant had outstanding 26,176,552 shares of its Common Stock, no par value.

Transitional Small Business Disclosure Format (check one): Yes ☐;  No ☒

TABLE OF CONTENTS

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13	EXHIBITS

SIGNATURES

ITEM  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Percent of Class (1)

T. Scott Conley	5,600,000	21.4%
3300 Holcomb Bridge, Suite 226
Norcross, Georgia 30092

Keith A. Greaves	4,600,000	17.6%
3915 Cascade Road, S.W.
Suite 110
Atlanta, Georgia 30331

Neal Butler (2)	2,000,000	7.4%
1202 Ascot Court, N.W.
Kennesaw, Georgia 30144

Dominic Richardson	1,612,687	6.2%
Garcia Marino, 13
Attico 08027
Barcelona, Spain

Craig C. Sellars (3)	750,228	2.8%
3300 Holcomb Bridge, Suite 226
Norcross, Georgia 30092

India Creery	0	0.0%
3300 Holcomb Bridge, Suite 226
Norcross, Georgia 30092

All Officers and Directors as a Group	10,950,228	41.0%

(1)          Based upon 26,176,552 shares issued and outstanding as of December 8, 2006.

(2)          Mr. Butler’s ownership consists of 1,000,000 shares of common stock owned outright, and shares issuable under a warrant to purchase 1,000,000 shares of common stock at $1.00 per share until December 20, 2006.

(3)          Mr. Sellars’ ownership consists of 250,228 shares owned outright, and shares issuable under a warrant to purchase 500,000 shares of common stock at $1.00 per share until December 31, 2007.

ITEM  13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)           Exhibits.

Exhibit Number	Description and Incorporation by Reference

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Interim Chief Financial Officer

32.2*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

O2 Secure Wireless Incorporated

Dated: February 13, 2007	/s/ T. Scott Conley
T. Scott Conley, Chief Executive Officer

Dated: February 13, 2007	/s/ India Creery
India Creery, Interim Chief Financial Officer