Form 10QSB
period 2006-12-31
O2 SECURE WIRELESS, INC.
filed 2007-02-14
CIK 1326852

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number 001-32882

O2 SECURE WIRELESS, INC.
(Exact name of small business issuer as specified in its charter)

Georgia	45-0526044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4898 South Old Peachtree Road, Suite 150
Norcross, GA 30071
(Address of Principal Executive Offices)

(678) 942-0684
(Issuer’s telephone number)

3300 Holcomb Bridge Rd., Suite 226
Norcross, Georgia 30092
(Former Address of Principal Executive Offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐; No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of February 12, 2007, the Registrant had outstanding 26,176,552 shares of its Common Stock, no par value.

Transitional Small Business Disclosure Format (check one):  Yes ☐;  No ☒

O2 Secure Wireless, Inc. and Subsidiary

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2006

(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$284,324
Trade accounts receivable	11,251
Other current assets	18,213
TOTAL CURRENT ASSETS	313,788

EQUIPMENT, net of accumulated depreciation	520,679

OTHER NON-CURRENT ASSETS	12,299

$846,766

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Unsecured loan payable	$13,873
Note payable - related party	30,000
Accounts payable	20,728
Accrued liabilities	13,169
Customer deposit	10,000
Deferred revenue	7,938
TOTAL CURRENT LIABILITIES	95,708

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—
Common stock, no par value, 50,000,000 shares authorized, 26,176,552 issued and outstanding	2,823,352
Other capital	78,800
Accumulated (deficit)	(2,151,094)
Total Stockholders’ Equity	751,058

$846,766

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	December 31,
	2006	2005
REVENUES:
Network service revenues	$63,924	$14,052
Network component sales	36,436	6,114
Other	1,073	542

Total revenues	101,433	20,708

COSTS AND EXPENSES:
Cost of network service revenues	11,662	11,644
Cost of network component sales	29,959	4,628
Selling general and administrative:
Compensation	101,884	106,389
Professional fees	50,523	62,642
Communications	29,782	13,341
Travel & entertainment	2,370	12,491
Other	39,048	24,838
Depreciation expense	30,638	21,554

Total cost and expenses	295,866	257,527

OTHER INCOME (EXPENSE):
Interest income	2,006	2,386

NET (LOSS)	$(192,427)	$(234,433)

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,137,422	23,516,720

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	December 31,
	2006	2005
OPERATING ACTIVITIES:
Net (loss) from operations	$(192,427)	$(234,433)
Adjustments to reconcile net (loss) to net cash (used by) operating activities:
Expense paid by investor	—	11,177
Depreciation expense	30,638	21,554
Change in:
Accounts receivable	(9,662)	—
Other current assets	(16,403)	(3,865)
Other non-current assets	(7,500)	116
Accounts payable	(8,662)	15,952
Accrued expenses	16,914	(2,451)
Customer deposit	10,000	—
Deferred revenue	(669)	313

NET CASH (USED) BY OPERATING ACTIVITIES	(177,771)	(191,637)

INVESTING ACTIVITIES:
Purchase of equipment and capitalized installation costs	(60,256)	(107,614)

NET CASH (USED) BY INVESTING ACTIVITIES	(60,256)	(107,614)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	352,241
Cash paid for common stock offering costs	—	(13,890)

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	338,351

NET CHANGE IN CASH AND CASH EQUIVALENTS	(238,027)	39,100

CASH AND CASH EQUIVALENTS, beginning of period	522,351	415,079

CASH AND CASH EQUIVALENTS, end of period	$284,324	$454,179

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2006
(unaudited)

NOTE 1—BASIS OF FINANCIAL STATEMENT PRESENTATION

Interim Financial Information. The accompanying unaudited consolidated financial statements of O2 Secure Wireless, Inc. (the “Company”) have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended September 30, 2006. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of O2 Secure Wireless, Inc. and its wholly-owned subsidiary, Epiphony Voice Solutions, LLC. All material intercompany accounts and transactions have been eliminated in consolidation.

Going Concern. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  It has sustained operating losses since inception, and has been dependent upon private placements of stock to provide sufficient working capital in order to finance its development activities. A Securities Purchase Agreement with a sole investor, who represents the Company’s sole source of private stock placements to date, expired on September 30, 2006 without extension. The Company’s ability to continue in existence is dependent upon developing additional sources of capital and/or achieving profitable operations. Management’s plan is to raise capital through additional private offerings, while actively seeking additional wireless network installation agreements and generating profitable revenue-producing connectivity subscriptions with network end-users, in addition to profitable sales of certain products for which it is an authorized distributor. The Company’s need for additional working capital infusion to sustain present operations raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2—EQUIPMENT

During the three months ended December 31, 2006, the Company capitalized no equipment and labor costs for new wireless network installations. Hardware component equipment held for network installations or sale increased $56,967 during the three months ended December 31, 2006.

NOTE 3—COMMITMENTS

On November 28, 2006, we executed a five-year, non-cancelable lease for office space commencing January 1, 2007. Monthly minimum lease payments during the first year will be $3,750, with annual escalations over the lease term to $4,387 per month. The lease has a five year option to renew. In addition to monthly lease payments, we will be subject to a pro rata share of the lessor’s increases in property taxes and insurance in future years above the level paid by the lessor during calendar year 2006. We paid a deposit of $11,250 upon execution of the lease, and are required to pay an additional deposit of $6,000 by January 31, 2007. $9,750 of this deposit will be credited against rent payments at various points during the lease term so long as we are in compliance with the lease agreement.

NOTE 4—STOCKHOLDERS’ EQUITY

In October 2006, we repaid an investor a $20,000 loan and $10,000 the investor had paid to a service provider on our behalf by the issuance of 100,000 shares of restricted common stock at $0.30 per share.

On December 20, 2006, an outstanding warrant to purchase one million common shares expired without exercise by the warrant holder.

NOTE 5—SUPPLEMENTAL CASH FLOW INFORMATION

As disclosed in Note 4, during the three months ended December 31, 2006, we issued 100,000 shares of common stock with a stated value of $30,000 in settlement of a $20,000 loan and $10,000 accrued liability owed to an investor.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-QSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, which contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

Plan of Operation

Our primary business involves the installation of wireless Internet systems in multifamily properties and educational institutions, from which a majority of our revenues are derived.  We also sell network components, such as wireless cards and access points, to unrelated parties, which constitute the balance of our revenues.

Our original plan of operation involved installing a wireless Internet system in a multi-residential property at our cost, and then generating revenue from the sale of subscriptions to residents of the property. However, through January 2007 we have completed the installation of four properties under which we are compensated by the owner of the property instead of through subscriptions from residents in the property.  Under this “amenity” model, the property pays us a flat rate for the total number of units in the property, which provides the service as a complimentary benefit to all residents. By doing so, we can generate cash flows more quickly by eliminating the time lag to market our services to tenants. Also, marketing costs to obtain and maintain individual tenant subscribers will be unnecessary, and we will be able to maintain a consistent revenue stream that is not affected by tenant turnover. Our first project under this model required a ramp up of revenues during the first year of the agreement which did not enable us to achieve breakeven until near the end of that period. The remaining projects we deployed under the “amenity” model did not require a revenue ramp up period, and we began receiving the full flat-rate revenues for those projects immediately upon the networks becoming operational.  We anticipate utilizing the “amenity” model in a majority of our future property deployments.

As of December 31, 2006, under the original “subscriber” model, we serviced seven properties, and had 459 full subscribers at $29.95 per month and 49 child accounts at $5.00, for a bulk total of 508 accounts representing revenues of approximately $14,000 per month. We currently have commitments to deploy networks under the subscriber model at two more multi-residential properties in Atlanta, Georgia representing 1,143 apartment units. We believe these networks will be operational by March 2007. However, we anticipate only a minority of tenants in those multi-residential properties will ultimately subscribe to our service, and that it is more likely than not to require a year or more to reach such subscriber base.   As of December 31, 2006, under the “amenity” model we served two properties and were receiving flat-rate revenues approximating $10,000 per month.  In January 2007, we completed two more installations which are based on the “amenity” model, for which we are to receive a combined minimum of $4,000 per month.

During fiscal year 2006, we began marketing our services to educational institutions that desire to provide wireless Internet access to their student populations.  Because the Internet service would be offered as part of the institution’s educational experience, our revenues would not be dependent on obtaining subscribers for our service.  Instead, the service would be open to all students, and we would be compensated on a per student basis by the educational institution itself. We completed our first such deployment in Atlanta, Georgia during the 4th quarter of fiscal year 2006, and a second deployment in Chattanooga, Tennessee in January 2007.

With one recent exception, all of our network projects initially result in negative cash flows. This is because we usually bear the full costs of installation, including materials and labor. In addition, seven of our eleven operational projects to date are under the subscriber model. Under the “subscriber” model, installing a network (and incurring the associated installation costs) only allows us the opportunity to begin to market our services to individual tenant subscribers before we can realize any revenues. Our experience indicates that it takes more than one year before the subscriber base can reach a level at which the network has a positive cash flow. Furthermore, after a network is operational we begin to incur costs to service and maintain the network regardless how many subscribers we have for that network.

The point at which a project begins to realize positive cash flow depends upon several key factors, including how well we control installation costs, whether revenues are based on the “subscriber” or the

“amenity” model, whether we can obtain any funding from the property owner for installation costs, and the complexity and location (i.e. outside of Atlanta) of the network, which affects the costs to service the network after it is operational.

During the 4th quarter of fiscal year 2006, we further improved upon our “amenity” model by securing a project in which we are not only receiving our full revenues upon the activation of the network, but we received a deposit from the property customer. By controlling our costs, this deposit substantially covered our installation costs. Thus, this project was cash flow positive within three months of activation. In addition, in January 2007 we completed another installation under the “amenity” model in which the property owner paid for our installation costs, enabling this project to be cash positive from inception. While we will continue to seek out such projects, it is not reasonable to expect that we will secure all future projects under similar terms.

We have also explored the feasibility of installing our wireless Internet systems to serve the growing municipal market, and plan to install a test system in the near future in a portion of Dekalb County, Georgia for the city of Decatur in cooperation with PowerNet global, a national Internet service provider. We plan to compete on the basis of attempting to provide superior technology, price and customer service. In particular, we plan to offer our Internet service at a lower price than our competitors, which are primarily DSL or cable Internet services.  Our plan is also to utilize the best available technology at any given time, so as to continue to offer reliable, high quality, wireless Internet access that provides each end user with maximum mobility, very high speed, and reasonable security.

Other potential sources of revenue for the company may include business-to-business applications of broadband technology, and implementation of wider area Internet coverage as technology evolves. The company also plans to move toward total service convergence at some point in the future, providing voice and video services in addition to data services.

Along these lines, we have developed the infrastructure to provide additional Internet services, such as our REACTOR product under which we have begun offering “anywhere” access to the Internet.  The REACTOR product connects to the Internet utilizing the nationwide EVDO network deployed by cellular carriers to connect to the Internet.  We elected to diversify into “anywhere” access after we determined that a potential market existed for the service, and that we could provide the service at reasonable pricing using our existing technical personnel and network systems.

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

In fiscal year 2006, we began implementing with Incumbent Local Exchange Carriers (ILECs) and Common Local Exchange Carriers (CLECs) a more cost-effective means of delivering large amounts of synchronous bandwidth to our customer properties.  Under this new architecture, we are now offering substantially higher bandwidth at a similar price to what we currently pay for existing, smaller amounts of bandwidth.  Since speed and latency are two of the primary competitive advantages that an Internet provider can have with regards to its service offering, we are pleased with the results of these efforts.

We plan to deploy the new network architecture by the end of March 2007 to five Atlanta properties as a new bandwidth delivery platform.

In the future, we will require additional sources of external capital in order to grow.  The capital will be used primarily for new site deployments, additional personnel, marketing and sales.

Results of Operations

Three Months Ended December 31, 2006 and 2005

During the three months ended December 31, 2006 and 2005, we generated $101,433 and $20,708 of revenues, respectively, and incurred net losses of ($192,427) and ($234,433), respectively.  During the three months ended December 31, 2006, we were receiving revenues from nine operational networks versus six during the prior period.  The increase in overall expenses reflects our increased operational and administrative costs to support the significant increase in business activity between periods.

Significant expenses during the three months ended December 31, 2006 and 2005 were as follows:

•                  Compensation expense includes all salaries, wages and commissions not capitalized as a part of network installation costs.

•      Professional fees represent expenses necessary for outside accounting, audit, legal and transfer agent fees, a majority of which relates to regulatory compliance.  The decrease in these expenses for the three months ended December 31, 2006 compared to the same period in 2005 was primarily due to a reduction of our outside professional accounting costs by hiring a full-time controller in the 2nd quarter of fiscal year 2006.

•      Capitalized material and labor costs for network installations were $0 and $33,014 during the three months ended December 31, 2006 and 2005, respectively. During the three months ended December 31, 2006 we had no installation projects in process. During the same period in 2005, we had one installation project in process in Tampa, Florida.

Liquidity and Capital Resources

To date, we have financed our operations almost entirely from the proceeds from the sale of common stock to a foreign investor under Regulation S.  Our most recent agreement to sell shares of common stock to the foreign investor expired in the 4th quarter of fiscal year 2006, and we currently do not have any agreement to obtain additional capital.

As of December 31, 2006, we had working capital of $218,080.  Our working capital is currently insufficient for us to fully implement our business plan and our commitment to breakeven as outlined in our most recent Regulation S offering.  Our principal business plan involves the installation of wireless Internet systems at our expense, including all parts and labor associated with the systems, and we also sell network components.  On the first systems we installed, our revenues came from the sale of Internet service to residents who subscribed to our service.  On the latest systems we installed, and most future systems we plan to install, our revenues will come from a flat fee charged to the owner of the property.  The present level of gross profit on network service fees and component sales are insufficient to enable us to cover our recurring operating expenses unless such levels are dramatically increased.

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

We believe our current working capital is sufficient to both sustain our current level of operations and planned growth only through April 2007.  We are currently using capital at an average monthly rate of

$59,000 for operating expenses on an accrual basis, although the actual monthly cash outlay varies.  In addition, normally we must incur additional capital expenditures with each system that we install.  This rate will accelerate significantly over the following twelve months if we reach agreements to install systems in the number of properties that we have projected in our business plan, unless we are successful in negotiating for more property owners to fund our installation costs.

We project additional working capital needs of $300,000, exclusive of funds currently on hand, to fund our planned operations for the following twelve month period. To satisfy our future working capital needs, we are in active negotiations with a financing institution to secure a working capital line of credit at a level that will enable us to continue our business plan and achieve breakeven.  However, this is our only potential source of additional working capital at this time, and there is no assurance we will be successful in obtaining this credit line. To date, we have relied substantially upon investment proceeds to satisfy our working capital requirements.  In the event we experience delays in raising additional capital, we plan to continue reducing our recurring cash outlay by deferring officer salaries, as well as reducing the rate of our planned installations as necessary in order to maintain adequate cash funds, however, this curtailment is not expected to ensure continued operations.

On February 9, 2007 the company received a non-binding term sheet from an investment group for working capital financing totaling $5,000,000.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred net operating losses through the year ended December 31, 2006. These factors create an uncertainty about the Company’s ability to continue as a going concern.  The recent past efforts by Company’s management to raise additional operating capital were successful.  However, the ability of the Company to continue as a going concern is dependent on their continued success in raising future capital.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including to our company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.

None

Item 3.  Defaults upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Furnish the exhibits required by Item 601 of Regulation S-B.

Exhibit Number	Description and Incorporation by Reference

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(b)     Reports on Form 8-K.

None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O2 SECURE WIRELESS, INC.

Date: February 12, 2007	/s/ T. Scott Conley
By: T. Scott Conley, Chief Executive Officer