Form 10QSB
period 2007-03-31
O2 SECURE WIRELESS, INC.
filed 2007-05-15
CIK 1326852

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-32882

O2 SECURE WIRELESS, INC.

(Exact name of small business issuer as specified in its charter)

Georgia	45-0526044
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

4898 South Old Peachtree Road, Suite 150

Norcross, GA  30071

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 15, 2007, the Registrant had outstanding 26,176,552 shares of its Common Stock, no par value.

Transitional Small Business Disclosure Format (check one): Yes ☐; No ☒

O2 Secure Wireless, Inc. and Subsidiary

FORM 10-QSB REPORT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

March 31, 2007

(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,781
Trade accounts receivable	8,093
Other current assets	2,313
TOTAL CURRENT ASSETS	55,187
EQUIPMENT, net of accumulated depreciation	553,939
OTHER NON-CURRENT ASSETS	17,935
$627,061
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Unsecured loan payable	$13,873
Note payable - related party	30,000
Accounts payable	18,264
Accrued liabilities	7,451
Deferred revenue	22,554
TOTAL CURRENT LIABILITIES	92,142
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—
Common stock, no par value, 50,000,000 shares authorized, 26,176,552 issued and outstanding	2,823,352
Other capital	78,800
Accumulated (deficit)	(2,367,233)
Total Stockholders’ Equity	534,919
$627,061

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
REVENUES:
Network service revenues	$73,842	$21,833	$137,766	$35,886
Network component sales	3,597	27,458	40,033	33,572
Other	—	110	1,073	652
Total revenues	77,439	49,401	178,872	70,110
COSTS AND EXPENSES:
Cost of network service revenues	15,944	18,535	27,748	30,180
Cost of network component sales	1,977	15,701	31,936	20,329
Selling general and administrative:
Compensation	106,053	103,684	207,936	210,073
Professional fees	61,685	57,997	112,208	120,639
Communications	30,592	21,543	60,375	34,884
Travel & entertainment	2,682	9,079	5,052	21,570
Other	41,782	41,010	80,690	65,159
Depreciation expense	33,585	22,838	64,223	45,081
Total cost and expenses	294,300	290,387	590,168	547,915
OTHER INCOME (EXPENSE):
Interest income	723	1,617	2,729	4,003
NET (LOSS)	$(216,138)	$(239,369)	$(408,567)	$(473,802)
BASIC AND DILUTED NET (LOSS) PER COMMON SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,176,552	23,928,908	26,170,508	23,720,549

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	March 31,
	2007	2006
OPERATING ACTIVITIES:
Net (loss) from operations	$(408,567)	$(473,802)
Adjustments to reconcile net (loss) to net cash (used by)
operating activities:
Expense paid by investor	—	11,177
Depreciation expense	64,223	45,081
Change in:
Accounts receivable	(6,504)	3,215
Other current assets	(503)	1,103
Other non-current assets	(13,136)	116
Accounts payable	(11,125)	6,913
Accrued expenses	11,196	6
Deferred revenue	13,947	1,793
NET CASH (USED) BY OPERATING ACTIVITIES	(350,469)	(404,398)

INVESTING ACTIVITIES:
Purchase of equipment and capitalized installation costs	(127,101)	(183,575)

NET CASH (USED) BY INVESTING ACTIVITIES	(127,101)	(183,575)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	352,241
Cash paid for common stock offering costs	—	(13,890)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	338,351
NET CHANGE IN CASH AND CASH EQUIVALENTS	(477,570)	(249,622)
CASH AND CASH EQUIVALENTS, beginning of period	522,351	415,079
CASH AND CASH EQUIVALENTS, end of period	$44,781	$165,457

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2007

(unaudited)

NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION

Interim Financial Information. The accompanying unaudited consolidated financial statements of O2 Secure Wireless, Inc. (the “Company”) have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended September 30, 2006. Operating results for the three and six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of O2 Secure Wireless, Inc. and its wholly-owned subsidiary, Epiphony Voice Solutions, LLC. All material intercompany accounts and transactions have been eliminated in consolidation.

Going Concern. The accompanying consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  It has sustained operating losses since inception, and has been dependent upon private placements of stock to provide sufficient working capital in order to finance its development activities. A Securities Purchase Agreement with a sole investor, who represents our sole source of private stock placements to date, expired on September 30, 2006 without extension. Our ability to continue in existence is dependent upon developing additional sources of capital and/or achieving profitable operations. Management’s plan is to raise capital through additional private offerings, while actively seeking additional wireless network installation agreements and generating profitable revenue-producing connectivity subscriptions with network end-users, in addition to profitable sales of certain products for which it is an authorized distributor. Our need for additional working capital infusion to sustain present operations raises substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 — EQUIPMENT

During the three and six months ended March 31, 2007, we capitalized $67,132 of equipment and labor costs for new wireless network installations. Hardware component equipment held for network installations or sale decreased $691 for the three months ended March 31, 2007 and increased $56,276 during the six months ended March 31, 2007.

NOTE 3 — COMMITMENTS

Operating Lease. On November 28, 2006, we executed a five-year, non-cancelable lease for office space commencing January 1, 2007. Monthly minimum lease payments during the first year will be $3,750, with annual escalations over the lease term to $4,387 per month. The lease has a five year option to renew. In addition to monthly lease payments, we will be subject to a pro rata share of the lessor’s increases in property taxes and insurance in future years above the level paid by the lessor during calendar year 2006. We paid a deposit of $11,250 upon execution of the lease, and an additional $6,000 on February 1, 2007.  $9,750 of this deposit will be credited against rent payments at various points during the lease term so long as we are in compliance with the lease agreement.  During the three and six months ended March 31, 2007, rent expense of $11,008 was incurred in connection with this lease.

Employment Agreements. Effective February 24, 2007, we entered a new employment agreement with our  Chief Executive Officer (“CEO”). The new employment agreement, which is for a term expiring on February 24, 2012, provides for the payment of a fixed salary to the CEO of $80,000 for the year ending December 31, 2007, with annual increases of at least $5,000 and an annual bonus in an amount to be determined by our Board of Directors.  As additional compensation, the agreement grants the CEO  options to purchase 600,000 shares of our common stock at an undetermined price, should our Board of Directors adopt, and our shareholders approve, a qualified incentive stock option plan in the future. At this time, no such plan has been adopted. The agreement also provides for other compensation and benefits, as more fully reported on Form 8-K filed on March 1, 2007.

Effective February 24, 2007, we entered a new employment agreement with our Chief Technology Officer (“CTO”). The new employment agreement, which is for a term expiring on February 24, 2012, provides for the payment of a fixed salary to the CTO of $80,000 for the year ending December 31, 2007, with annual increases of at least $2,000. The agreement also provides for other compensation and benefits, as more fully reported on Form 8-K filed on March 1, 2007.

NOTE 4 — STOCKHOLDERS’ EQUITY

In October 2006, we repaid an investor a $20,000 loan and $10,000 the investor had paid to a service provider on our behalf by the issuance of 100,000 shares of restricted common stock at $0.30 per share.

On December 20, 2006, an outstanding warrant to purchase one million common shares expired without exercise by the warrant holder.

NOTE 5 — SUPPLEMENTAL CASH FLOW INFORMATION

As disclosed in Note 4, during the six months ended March 31, 2007, we issued 100,000 common stock with a stated value of $30,000, in settlement of a $20,000 loan and $10,000 accrued liability owed to an investor.

NOTE 6 — SUBSEQUENT EVENTS

On April 9, 2007, we received a $37,000 loan from the father of the CTO for working capital purposes. Principal and 8% simple interest are due December 31, 2007. If either of two officers, the CEO or CTO, is terminated for any reason, the underlying unsecured promissory note will be immediately due and payable. The note holder may elect to convert the note into unregistered common shares of the Company. In the event the note is converted, the initial conversion price in determining shares to be issued is $0.35, which may be subject to certain adjustments as defined in the promissory note.  We have evaluated the conversion feature related to this note and have determined no benefit related to the conversion feature.

On April 24, 2007, an outstanding warrant to purchase one million common shares expired without exercise by the warrant holder.

We are currently pursuing a private placement offering for shares of our common stock. However, there is no guarantee this private placement will be successful or completed in a timely enough manner to prevent a significant disruption of our operations. If we are successful pursing this private placement offering, it will require us to file, on Form SB-2, a registration statement for which we will incur legal, accounting and filing costs.

We have recently begun cash-conserving measures, including partial or full non-payment of officer salaries, termination of a non-essential employee, and changing the compensation of our Marketing Director from salary to full-commission basis. In the event we experience delays in raising additional capital, we will likely reduce or possibly curtail further installations as necessary in order to maintain adequate cash funds, and eventually cease operations entirely.  However, these cash conservation measures will not assure continued operations.

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

Plan of Operation

Our primary business involves the installation of wireless Internet systems in multifamily properties and educational institutions, from which a majority of our revenues are derived.  We also sell network components, such as wireless cards and access points, to unrelated parties, which constitute the balance of our revenues.  This quarter is the first quarter in which a new service line has been launched, the REACTOR, which we are currently marketing.

Our original plan of operation involved installing a wireless Internet system in a multi-residential property at our cost, and then generating revenue from the sale of subscriptions to residents of the property-the “subscriber model.” However, through January 2007 we have completed the installation of four properties under which we are compensated by the owner of the property instead of through subscriptions directly from residents in the property.  Under this “amenity model,” the property owner  pays us a flat rate for the total number of units in the property, who provides the service as a complimentary benefit to all residents. Through this arrangement we can generate cash flows more quickly by eliminating the time lag to market our services to tenants and students and achieve 100 percent saturation.  Also, marketing costs to obtain and maintain individual subscribers will be unnecessary, and we will be able to maintain a consistent revenue stream that is not affected by tenant turnover.  Our first project under this model required a ramp up of revenues during the first year of the agreement which did not enable us to achieve full revenue potential until near the end of that period. The remaining projects we deployed under the amenity model did not require a revenue ramp up period, and we began receiving the full flat-rate revenues for those projects immediately upon the networks becoming operational.

As of March 31, 2007, under the original subscriber model, we serviced seven properties, and had 455 full subscribers at $29.95 per month and 46 child accounts at $5.00, for a bulk total of 501 accounts representing revenues of approximately $14,000 per month. As of March 31, 2007, under the amenity model, we serviced four properties and were receiving flat-rate revenues approximating $16,000 per month. At March 31, 2007, we had commitments to deploy networks at four more multi-residential properties in Atlanta, Georgia representing 786 apartment units.  One of these networks was completed in April 2007 and began generating limited revenues under the subscriber model.  We believe the remaining three networks, consisting of two subscriber models and one amenity model, will be operational during the 3rd quarter of fiscal year 2007. However, we estimate only 30% of tenants will ultimately participate in the subscriber model networks, and it is likely to require a year or more to reach that level of subscriber base.

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

Typically, our network projects initially result in negative cash flows. This is because we usually bear the full costs of installation, including materials and labor. In addition, seven of our eleven operational projects to date are under the subscriber model. Under this model, installing a network (and incurring the associated installation costs) only allows us the opportunity to begin to market our services to individual tenant subscribers before we can realize any revenues. Our experience indicates that it takes more than one year before the subscriber base can reach a level at which the network has a positive cash flow. Furthermore, after a network is operational we begin to incur costs to service and maintain the network regardless how many subscribers we have for that network.

The point at which a project begins to realize positive cash flow depends upon several key factors, including how well we control installation costs, whether revenues are based on the subscriber or the amenity model, whether we can obtain any funding from the owner for installation costs, and the complexity and location (i.e. outside of Atlanta) of the network, which affects the costs to service the network after it is operational.

During the 4th quarter of fiscal year 2006, we further improved upon our amenity model by securing a project in which we are not only receiving our full revenues upon the activation of the network, but we received a deposit from the customer. By controlling our costs, this deposit substantially covered our installation costs. Thus, this project was cash flow positive within three months of activation. In addition, in January 2007 we completed another installation under the amenity model in which the property owner paid for our installation costs, enabling this project to be cash positive from inception. While we will continue to seek such projects, it is not reasonable to expect that we will secure all future projects under similar terms.

Along these lines, we have developed the infrastructure to provide additional Internet services, such as our REACTOR product under which we have begun offering “anywhere” access to the Internet.  The product connects to the Internet utilizing the nationwide EVDO network deployed by cellular carriers to connect to the Internet.  We elected to diversify into anywhere access after we determined that a market existed for the service, and that we could economically provide the service using our existing technical personnel and network systems.  We have begun marketing REACTOR to transportation companies, such as limousine services and trucking companies.  We currently have one paid subscriber who is evaluating the performance of one REACTOR unit for possible further purchases.

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

Other potential sources of revenue may include business-to-business applications of broadband technology, and implementation of wider area Internet coverage as technology evolves. The company also plans to move toward total convergence at some point in the future, providing voice and video in addition to data services.

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

Results of Operations

Three Months Ended March 31, 2007 and 2006

During the three months ended March 31, 2007 and 2006, we generated $77,439 and $49,401 of revenues, respectively, and incurred net losses of ($216,138) and ($239,369), respectively.  During the three months ended March 31, 2007, we were receiving revenues from eleven operational networks versus six during the prior period.  We also began receiving revenues from a subscriber to our REACTOR product, as described in our Plan of Operation above.

Significant expenses and transactions during the three months ended March 31, 2007 and 2006 were as follows:

•                  Compensation expense includes all salaries, wages and commissions not capitalized as a part of network installation costs.

•                 Professional fees represent expenses necessary for outside accounting, audit, legal and transfer agent fees.

•                  Capitalized material and labor costs for network installations were $67,132 and $96,403 during the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007 we had three installation projects in process in Atlanta, Georgia, and one in Chattanooga, Tennessee, two of which were completed and began generating revenues during the period.   During the same period in 2006, we had two installation projects in process in Atlanta, Georgia, and Tampa, Florida.

•                  Depreciation and communications expenses increased due to the additional networks which have been completed and placed into service.

Six Months Ended March 31, 2007 and 2006

During the six months ended March 31, 2007 and 2006, we generated $178,872 and $70,110 of revenues, respectively, and incurred net losses of ($408,567) and ($473,802), respectively.  During the six months ended March 31, 2007, we were receiving revenues from eleven operational networks versus nine during the prior period.  We also began receiving revenues from a subscriber to our REACTOR product, as described in our Plan of Operation above.

Significant expenses and transactions during the six months ended March 31, 2007 and 2006 were as follows:

•                  Compensation expense includes all salaries, wages and commissions not capitalized as a part of network installation costs.

•                 Professional fees represent expenses necessary for outside accounting, audit, legal and transfer agent fees.

•                  Depreciation and communications expenses increased due to the additional networks which have been completed and placed into service.

Capitalized material and labor costs for network installations were $67,132 and $129,417 during the six months ended March 31, 2007 and 2006, respectively. During the six months ended March 31, 2007 we had three installation projects in process in Atlanta, Georgia, and one in Chattanooga, Tennessee, two of which were completed and began generating revenues during the period.  During the same period in 2006, we had two installation projects in process in Atlanta, Georgia, and Tampa, Florida.

Liquidity and Capital Resources

To date, we have financed our operations almost entirely from the proceeds from the sale of common stock to a foreign investor under two Regulation S offerings.  Our most recent agreement to sell shares of common stock to the foreign investor expired, unrenewed, in the 4th quarter of fiscal year 2006, and we currently do not have any agreement to obtain additional capital from any source.

At March 31, 2007, we had a net working capital deficit of $37,000.  Our working capital is currently insufficient for us to continue implementing our business plan and our commitment to breakeven as outlined in our most recent Regulation S offering.   The present level of gross profit on network service fees and component sales are insufficient to enable us to cover our recurring operating expenses unless such levels are dramatically increased.

We believe our current working capital is sufficient to both sustain our current operations and planned growth only through June 2007.  We are currently using capital at an average monthly rate of $69,000 for operating expenses on an accrual basis, although the actual monthly cash outlay varies.  In addition, normally we must incur additional capital expenditures with each system that we install.  This rate will accelerate significantly over the following twelve months if we reach agreements to install systems in the number of properties that we have projected in our business plan, unless we are successful in negotiating for more property owners to fund our installation costs.

We project additional working capital needs of $1 million, exclusive of funds currently on hand, to fund our planned operations for the following twelve month period. To date, we have relied substantially upon investment proceeds to satisfy our working capital requirements. We must secure immediate additional capital from debt or equity sources in order to continue operations, and there is no assurance we will be successful. In April 2007, we secured an additional loan from the father an officer for $37,000 to meet immediate working capital needs. Our current cash position as of May 15, 2007 is approximately $34,000.

While we have been actively pursuing other sources of capital, we currently have no immediate funding transactions in progress.   We are currently pursuing a private placement offering for shares of our common stock.  However, there is no guarantee this private placement will be successful or completed in a timely enough manner to prevent a significant disruption of our operations.  If we are successful in pursing this private placement offering, it will require us to file, on Form SB-2, a registration statement for which we will incur legal, accounting and filing costs.

We have recently begun cash-conserving measures, including partial or full non-payment of officer salaries, termination of a non-essential employee, and changing the compensation of our Marketing Director from salary to full-commission basis. In the event we experience delays in raising additional capital, we will likely reduce or possibly curtail further installations as necessary in order to maintain adequate cash funds, and eventually cease operations entirely.  However, these cash conservation measures will not assure continued operations.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the our company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

O2 SECURE WIRELESS, INC.

Date: May 15, 2007	/s/ T. Scott Conley
	By:	T. Scott Conley, Chief Executive Officer