Form 10QSB
period 2007-06-30
O2 SECURE WIRELESS, INC.
filed 2007-08-13
CIK 1326852

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒;  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐;  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 15, 2007, the Registrant had outstanding 26,176,552 shares of its Common Stock, no par value.

Transitional Small Business Disclosure Format (check one): Yes ☐;  No ☒

O2 Secure Wireless, Inc. and Subsidiary

FORM 10-QSB REPORT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

June 30, 2007

(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,508
Trade accounts receivable	1,875
Other current assets	12,250
TOTAL CURRENT ASSETS	49,633

EQUIPMENT, net of accumulated depreciation	491,502

OTHER NON-CURRENT ASSETS	15,000

$556,135

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Unsecured loan payable	$13,873
Note payable - related party	64,800
Accounts payable	30,695
Accrued liabilities	61,998
Deferred revenue	16,028
TOTAL CURRENT LIABILITIES	187,394

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, -0- shares issued and outstanding	—
Common stock, no par value, 50,000,000 shares authorized, 26,176,552 issued and outstanding	2,823,352
Other capital	78,800
Accumulated (deficit)	(2,533,411)
Total Stockholders' Equity	368,741

$556,135

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES:
Network service revenues	$86,215	$30,429	$223,981	$66,316
Network component sales	24,668	36,089	64,779	69,661
Other	1,573	—	2,646	645

Total revenues	112,456	66,518	291,406	136,622

COSTS AND EXPENSES:
Cost of network service revenues	22,048	22,680	49,796	52,860
Cost of network component sales	51,903	13,415	83,880	33,744
Selling general and administrative:
Compensation	72,256	99,849	276,858	307,822
Professional fees	15,674	24,040	131,216	146,779
Communications	45,662	19,657	106,037	54,541
Travel & entertainment	3,658	4,264	8,710	25,834
Other	32,946	34,556	113,636	99,869
Depreciation expense	34,840	33,617	99,063	78,697

Total cost and expenses	278,987	252,078	869,196	800,146

OTHER INCOME (EXPENSE):
Interest income	315	287	3,045	4,291

NET (LOSS)	$(166,216)	$(185,273)	$(574,745)	$(659,233)

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,176,552	23,928,908	26,172,523	23,790,002

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	30-Jun
	2007	2006
OPERATING ACTIVITIES:
Net (loss) from operations	$(574,745)	$(659,232)
Adjustments to reconcile net (loss) to net cash (used by) operating activities:
Expense paid by investor		11,177
Depreciation expense	99,063	78,697
Change in:
Accounts receivable	(286)	(2,436)
Employee Advances	(10,000)
Other current assets	(440)	2,382
Other non-current assets	(10,201)
Deposits		116
Accounts payable	1,305	1,766
Accrued expenses	65,743	35,063
Deferred revenue	7,422	8,086

NET CASH (USED) BY OPERATING ACTIVITIES	(422,139)	(524,381)

INVESTING ACTIVITIES:
Purchase of equipment and capitalized installation costs	(99,504)	(211,956)

NET CASH (USED) BY INVESTING ACTIVITIES	(99,504)	(211,956)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	352,241
Proceeds from notes payable	34,800
Cash paid for common stock offering costs	—	(13,890)

NET CASH PROVIDED BY FINANCING ACTIVITIES	34,800	338,351

NET CHANGE IN CASH AND CASH EQUIVALENTS	(486,843)	(397,986)

CASH AND CASH EQUIVALENTS, beginning of period	522,351	415,079

CASH AND CASH EQUIVALENTS, end of period	$35,508	$17,093

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007

(unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

Interim Financial Information: The accompanying unaudited consolidated financial statements of O2 Secure Wireless, Inc. (the “Company,” we, our or us) have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended September 30, 2006. Operating results for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of O2 Secure Wireless, Inc. and its wholly owned subsidiary, Epiphony Voice Solutions, LLC. All material inter-Company accounts and transactions have been eliminated in consolidation.

Going Concern: The accompanying consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  It has sustained operating losses since inception, and has been dependent upon private placements of stock to provide sufficient working capital in order to finance its development activities. A Securities Purchase Agreement with a sole investor, who represents our sole source of private stock placements to date, expired on September 30, 2006 without extension. Our ability to continue in existence is dependent upon developing additional sources of capital and/or achieving profitable operations. Management’s plan is to raise capital through additional private offerings, while actively seeking additional wireless network installation agreements and generating profitable revenue-producing connectivity subscriptions with network end-users, in addition to profitable sales of certain products for which it is an authorized distributor. Our need for additional working capital infusion to sustain present operations raises substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – EQUIPMENT

During the three and nine months ended June 30, 2007, we capitalized $22,308 and $89,965 of equipment and labor costs for new wireless network installations. Hardware component equipment held for network installations or sale decreased $50,391for the three months ended June 30, 2007 and increased $5,805 during the nine months ended June 30, 2007.

NOTE 3 – COMMITMENTS

Operating Lease: On November 28, 2006, we executed a five-year, non-cancelable lease for office space commencing January 1, 2007. Monthly minimum lease payments during the first year will be $3,750, with annual escalations over the lease term to $4,387 per month. The lease has a five-year option to renew. In addition to monthly lease payments, we will be subject to a pro rata share of the lessor’s increases in property taxes and insurance in future years above the level paid by the lessor during calendar year 2006. We paid a deposit of $11,250 upon execution of the lease, and an additional $6,000 on February 1, 2007.  $9,750 of this deposit will be credited against rent payments at various points during the lease term so long as we are in compliance with the lease agreement.  During the three and nine months ended June 30, 2007, rent expense of $11,250 and $32,600 was incurred in connection with this lease.

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

Effective February 24, 2007, we entered a new employment agreement with our Chief Information Officer (“CIO”). The new employment agreement, which is for a term expiring on February 24, 2012, provides for the payment of a fixed salary to the CIO of $80,000 for the year ending December 31, 2007, with annual increases of at least $2,000. The agreement also provides for other compensation and benefits, as more fully reported on Form 8-K filed on March 1, 2007.

NOTE 4 – STOCKHOLDERS’ EQUITY

In October 2006, we repaid an investor a $20,000 loan and $10,000 the investor had paid to a service provider on our behalf by the issuance of 100,000 shares of restricted common stock at $0.30 per share.

On December 20, 2006, an outstanding warrant to purchase one million common shares expired without exercise by the warrant holder.

NOTE 5 – SUPPLEMENTAL CASH FLOW INFORMATION

As disclosed in Note 4, during the nine months ended June 30, 2007, we issued 100,000 common stock shares with a stated value of $30,000. This was for a settlement of a $20,000 loan and $10,000 of accrued liability owed to an investor.

NOTE 6 – SUBSEQUENT EVENTS

July 15, 2007 the Company received the resignation of T. Scott Conley, a Founder of the Company, who served since the Company’s inception as its Chief Executive Officer, President, and Chairman of the Board.   He resigned his positions as Chairman, President and CEO on July 15th, 2007 in order to pursue other interests, as his goals for the Company were completed to his satisfaction.  Before his resignation, he nominated Craig C. Sellars, the Company’s then-Chief Technology Officer and Director of Operations to succeed him.  The Company’s Board of Directors accepted Mr. Conley’s resignation with thanks and appreciation for his dedication and foresight, and unanimously approved Mr. Sellars as the Company’s Chairman of the Board, President and Chief Executive Officer.

We are currently pursuing a private placement offering for shares of our common stock and a line of credit. However, there is no guarantee this private placement or line of credit will be successful or completed in a timely manner.

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

Plan of Operation

Our business, from which a majority of our revenues is derived, consists primarily of wireless internet systems installation and consulting in high-density communities such as multi-family properties, student housing and educational institutions.  The remainder of our revenue is comprised of the sale of integrated wireless equipment, both fixed and mobile, and the resale to unrelated parties of network components such as wireless radio cards and access points.

Our initial plan of operation, initiated at our inception, involved substantial upfront capital investment by the Company, installing wireless internet systems into high-density residential properties at our cost.  Our goal was to then generate revenue from the sale of monthly subscriptions to this Internet service to residents of the property.   We have internally dubbed this the “original subscription model.”

Through our analysis of the return-on-investment on the “original subscription model,” we were able to determine that the up-front cost required to initiate this model would require substantial capital investment into the Company to sustain growth.  As we deployed each property, we were able to continually reduce the per-unit cost of installation, as well as the equipment cost deployed per-property.  However, the “original subscription model” still required a large investment by the Company to complete current and future installations.

In January 2006, we began to pursue wireless internet systems sales based on an “amenity model,” where the Company is compensated by the owner of the property at a flat rate, on a per-unit basis rather than through the sale of subscriptions directly to the residents of the community.  After six months, we had deployed a large, 916-unit property under this “amenity model”, to the satisfaction of the community, its residents, and the Company.

Through June 2007 we have completed the installation of five properties under this “amenity model,” and have three additional communities under this model that have been partially completed (with expected completion by August 31, 2007).

Under the “amenity model,” the residential community pays the Company a flat rate for the total number of units on the property, and provides the service as a complimentary benefit to all its residents. This allows the Company’s costs for bandwidth and support to be offset on a continual and predictable basis for each property, and it provides the Company with more stable cash flow.  Marketing costs are greatly reduced under this model, as the Company is no longer required to sell subscriptions to individual residents to cover its costs and maintain a profit.  The “amenity model” allows us to maintain a consistent revenue stream that is not affected by resident turnover.

Due to the positive reception received by prospective customers and the substantial ease of deployment from this flat-rate model, we anticipate that all future deployments will follow the “amenity model.”  Several projects that would have required the “original subscription model” have been cancelled until they can be re-worked to fit under the “amenity model.” Existing properties that have individual subscribers are intended to be maintained by the Company through their contracts, as each property under the “original subscription model” still provides a positive cash flow on a per-property basis.

Under the “amenity model” the Company now also seeks a minimum of 70% commitment by the property owner, up-front, in order for a deployment contract to be signed and implemented by the Company.  This could be in the form of a one-time payment, such as a deposit, or as a part of an overall financing plan where the property owner would pay off the balance of the deposit over the first year of the contract.  Existing contracts were amended and contracts still in negotiation had this component added.

As of June 30, 2007 we continue to maintain and support nine properties under the “original subscription model.”  These nine properties provide approximately $21,000 per month in subscription revenue to the Company.  We do not intend to add new “original subscription model” properties to our portfolio under our current operations plan.

As of June 30, 2007, we have deployed and maintain five properties under the “amenity” model” and have partially deployed three additional properties under this model. Current monthly revenues for “amenity model” properties are $20,874, and will increase to $26,139 by the end of August 2007 if the remaining three properties have been fully deployed.

Our current deployment footprint consists of properties in Georgia, Florida, North Carolina, Tennessee and Texas.

In our last quarterly report we disclosed that with one recent exception, all of our network projects initially resulted in negative cash flows.  Because the Company would bear the full costs of installation, including materials and labor, this was the generally accepted means of doing business. Our financial models over the past several months have provided us with the rationale to abandon this type of deployment strategy and instead to focus on the “amenity model.”  We now consider it unacceptable to limit our return-on-investment requiring more than one year to provide a cash-flow positive arrangement on our deployments.

Initial projects under the “amenity model” resulted in a gradual increase, over one year, of their per-unit price. Later projects (and current projects going forward) do not provide such a “ramp-up” of the per-unit price; communities pay the same flat rate throughout the contracts.

Recent experience has demonstrated that communities are willing to pay the Company either a deposit for installation, or to pay the installation costs up-front.  This allows the Company to be cash flow positive on any property either upon inception, or after only a few months.  This model has been helpful to the Company, as our growth is continually requiring an increase in revenues, rather than capital infusion, to continue operations.

The point at which a project begins to realize positive cash flow depends upon several key factors, including how well installation costs are controlled, whether we can obtain from the property owner a deposit or full payment for installation costs, and the complexity and location of the network.  All of these factors determine the costs of the service and network during installation and after it is operational.

In fiscal year 2006, we began implementing, with Incumbent Local Exchange Carriers (ILECs) and Common Local Exchange Carriers (CLECs), a more cost-effective means of delivering large amounts of synchronous bandwidth to our customer properties.  Using this fiber-optic architecture, we are now able to provide to our deployments higher bandwidth, at a comparable price to what we currently pay for existing, lower speed bandwidth.  Speed and latency are two of the primary competitive advantages that an Internet provider can have with regards to its service offering, and the Company is pleased with the results of these efforts.  “Amenity model” customers, with their consistent cash flows, help to sustain and enlarge this fiber optic network.

We continue to compete by focusing on trying to provide superior service through technology, price and customer service. In particular, we plan to offer our Internet service at a more competitive price than our competitors, which are primarily DSL or cable Internet services.  Our plan is also to utilize the best available technology at any given time, so as to continue to offer reliable, high quality, wireless Internet access that provides each end user with maximum mobility, very high speed, and reasonable security.

Other potential and actual sources of revenue for the Company include business-to-business applications of broadband technology, and implementation of wider area Internet coverage as technology evolves. The Company also plans to move toward total service convergence at some point in the future, providing voice and video services in addition to data services, although no partner has been selected to provide these services.

The Company has also entered into so called “White-Label” branding agreements, with large wireless carriers that provide cellular service, to leverage existing nationwide wireless networks to provide additional Internet services.  Our REACTOR product line, under which we have begun offering “Anywhere Wireless” access to the Internet via “mobile hotspots,” is an example of a product and service utilizing these arrangements. The REACTOR product (and its subsequent Air-Card component) connects to the Internet utilizing the nationwide EV-DO network deployed by these wireless carrier partners.

Our diversification plan for Wireless Internet Services depends not only on the Company’s ability to continue to deploy Wi-Fi networks to high-density communities, but also on the Company’s ability to use and resell the data services offered by large, nationwide wireless carriers under wholesale or White-Label arrangements, where the services are branded under our Company name and service offering.  Without the “White-Label” agreements in place, the Company would be required to construct and deploy a very large wireless network at our own expense to offer some of these services.  By utilizing the infrastructure of existing, large, nationwide wireless carriers the Company has the ability to compete in markets and with products that are often unavailable to other companies in our competitors without substantial capital investment.

We currently generate additional revenue from the resale of wireless cards that we purchase on a wholesale basis for the wireless networks we install. Most of our business reselling wireless cards is to resellers, via our online web store, online marketplaces, or direct to the customer.  We do not consider the business of reselling of wireless cards to be a core business and, accordingly, we do not plan to invest additional resources to expand that line of business beyond our current level of commitment.

Results of Operations

Three Months Ended June 30th, 2007 and 2006

During the three months ended June 30th, 2007, and 2006, we generated $112,456 and $66,518 of revenues respectively, and incurred net losses of ($166,095), and ($185,273), respectively.  During the three months ended June 30, 2007, we were receiving revenues from thirteen operational networks versus eleven during the same period in 2006.  The increase in overall expenses reflects our increased operational and administrative costs to support the significant increase in business activity between periods.

Significant expenses during the three months ended June 30, 2007 were as follows:

Compensation expense includes all salaries, wages and commissions not capitalized as a part of network installation costs.

Professional fees and expenses necessary for outside accounting, audit, legal and transfer agent fees, a majority of which relate to regulatory compliance.

Capitalized material and labor costs for network installations were $22,308 and $24,353 during the three months ended June 30, 2007 and 2006, respectively. During the three months ended June 30, 2007 we had two installation projects in progress.  During the same period in 2006, we had two installation projects in progress in Tampa, Florida and Atlanta, Georgia

Nine Months Ended June 30, 2007 and 2006

During the nine months ended June 30, 2007 and 2006, we generated $291,406 and $136,622 of revenues, respectively, and incurred net losses of ($574,745) and ($659,233), respectively.  During the nine months ended June 30, 2007, we were receiving revenues from thirteen operational networks versus eight during the same period in 2006. We also began receiving revenues from a subscriber to our REACTOR product, as described in our Plan of Operation above.

Significant expenses and transactions during the nine months ended June 30, 2007 and 2006 were as follows:

Compensation expense includes all salaries, wages and commissions not capitalized as a part of network installation costs.

Professional fees represent expenses necessary for outside accounting, audit, legal and transfer agent fees.

Depreciation and communications expenses increased due to the additional networks that have been completed and placed into service.

Capitalized material and labor costs for network installations were $89,965 and $153,770 during the nine months ended June 30, 2007 and 2006, respectively. During the nine months ended June 30, 2007, the Company had two installation projects in process, one in Atlanta, Georgia, and one in Austin, Texas.  During the same period in 2006, we had started and completed four installations in Atlanta, GA and Tampa, Florida.

Liquidity and Capital Resources

To date, we have financed our operations almost entirely from the proceeds from the sale of common stock to a foreign investor under Regulation S.  Our most recent agreement to sell shares of common stock to the foreign investor expired in the 4th quarter of fiscal year 2006, and we currently do not have any agreements, new or existing, to obtain additional capital.  However, we are currently evaluating means of securing additional financing to fund a more aggressive growth strategy.

On May 1, 2007, we determined that the Company’s level of working capital was insufficient for us to fully implement our business plan and our commitment to break even as outlined in our most recent Regulation S offering.  Similarly, our prospects for achieving cash flow break-even, before depleting all of our cash reserves were limited — if not impossible- at our then-current expense level.  At the time, our principal business plan involved the installation of wireless Internet systems at our expense, including the cost of all parts and labor associated with those systems.  The then-present level of gross profit on network service fees and component sales were proving insufficient to enable us to cover our recurring operating expenses until such expenses were dramatically decreased.

Our inventory base was large, as our original intention was to continue to deploy our properties in a manner more consistent with the original operating plan.  This required the Company to maintain a large amount of inventory, purchased in bulk at wholesale prices, to implement these installations with no investment from the customer.

We considered this inventory, most of which being not immediately necessary, as a nonessential illiquid asset, and sought to free up the capital invested in the inventory to continue business operation.  After categorizing the inventory necessary for current implementations and determining the balance of inventory of no immediate use to the Company, we began inventory liquidation. This allowed the Company to generate additional component sales revenues needed for immediate cash flow.  This liquidation process occurred at a loss in gross profit in some instances, as sales were less than related inventory costs.  However, it did produce some positive cash flows.  Inventory is a component of fixed assets in the accompanying consolidated balance sheet

Cash flows were also analyzed for existing deployments. Properties considered were those that were fully deployed and operational, under contract but not yet deployed, and properties with contracts still under negotiation.  It became evident that our deployed properties generate more revenue per month than recurring costs associated with that property.  Hence, no changes were made to existing deployed properties as their revenues are offsetting their original installation costs.

Monthly commitments to our vendors for bandwidth, office expenses and operations were re-evaluated to determine possible consolidation or more efficient use of these services.  Total monthly expenses were reduced, and continue to be evaluated.

Our average monthly operating expenses are currently $44,100 on an accrual basis, although the actual monthly cash outlay is much less as a result of the partial or full deferral of management salaries and other cost saving initiatives.  We are, on average, receiving $37,485 in top-line revenues on a per-month basis.

To satisfy our future working capital needs for faster growth than is available with existing revenues, we are in discussions with financial institutions to secure working lines of credit or to otherwise provide additional capital.  We are pursuing these types of arrangements for the sole purpose of funding a more aggressive growth strategy than is sustainable with current revenues and income growth. There is no assurance we will be successful in obtaining this type of financing. To date, we have relied substantially upon investment proceeds to satisfy our working capital requirements.  In the event we experience delays in raising additional paid-in capital, we plan to continue operations as described above, and grow at a respectable rate using our existing resources.  Based on this discussion, the Company is optimistic about its future growth potential with or without additional paid-in capital.

In addition, the Company is currently researching similar companies in the wireless internet industry for closer cooperation, joint ventures and partnership opportunities as they become available.  Our continuing strategy, since inception, is to endeavor to use the best engineering and technology that is available to deliver the best service possible to our customers and end-users.  This includes the resources available through other companies within our market, both current and future vendors, and companies with similar goals and expertise.  We continue to look forward in a positive light to the opportunities and markets as they are presented to us.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred net operating losses through the nine months ended June 30, 2007 of ($574,745). These factors create an uncertainty about the Company’s ability to continue as a going concern.  The recent past efforts by Company’s management to raise additional operating capital were successful, and recent efforts have improved recurring revenues and decreased overall expenses.  However, the ability of the Company to continue as a going concern is dependent on their continued success in sustaining existing operations as well as raising additional capital.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.  Controls and Procedures.

The Company believes that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information it is required to disclose in its reports filed under the Securities Exchange Act of 1934.  The Company is in the process of improving its internal controls and procedures to accommodate an increased level of business activity in the future and to comply with the upcoming requirements is Accounting Standards #5.

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

Disclosure Regarding Forward Looking Statements

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

O2 SECURE WIRELESS, INC.

Date: August 13, 2007	/s/ Craig C. Sellars

By: Craig C. Sellars, Chief Executive Officer