Form 10KSB
period 2007-09-30
O2 Secure Wireless, Inc.
filed 2008-01-28
CIK 1326852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-32882

O2 SECURE WIRELESS, INC.
(Name of small business issuer in its charter)

Georgia	45-0526044
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

4898 South Old Peachtree Road, NW, Suite 150
Norcross, Georgia 30071
 (Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (678) 942-0684

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, at no par value
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

The issuer’s revenues for its most recent fiscal year: $437,707.

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of January 15, 2008 was $5,332,431 based upon the closing bid price of $0.19 per share as reported by the trading and market services of the OTC Bulletin Board.

As of January 15, 2008, the Registrant had outstanding 28,065,424 shares of its Common Stock, no par value.

Transitional Small Business Disclosure Format (check one): Yes [__]; No [X]

Forward Looking Statements

This Annual Report on Form 10-KSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contains or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

In addition to historical information, the following discussion of the Company's business (as well as the letter to stockholders from the Company's chairman and chief executive officer sent to stockholders with this Annual Report on Form 10-KSB) contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-KSB entitled “Risk Factors,” and “Management’s Discussion and Analysis or Plan of Operations of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. O2 Secure Wireless, Inc. (“O2” or the “Company”) undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in fiscal year 2008.

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

General
O2 Secure Wireless, Inc. (“O2,” “O2 Secure Wireless,” we, us, our, or the “Company”) was established as a Georgia Corporation on October 29, 2003 as an Internet communications company providing high-speed wireless broadband products and services  to residents within high-density residential communities, mobile professionals,  as well as to companies that support these customers. Entering our fourth year of business, O2 has established itself as one of the premier wireless internet service providers within its vertical of large scale wireless internet services.  O2 designs, engineers, deploys and maintains wireless internet products that are offered to its primary customers.

Our principal place of business is located at 4898 South Old Peachtree Road, NW, Suite 150, Norcross, GA 30071. Our telephone number is (678) 942-0684.

Principal Products and Services

Wi-Fi Services

The Company’s primary line of business and service offering is the design, deployment and maintenance of fixed-location wireless internet services, which can be considered large-scale wireless internet infrastructures that cover the entirety of an installed “property,” or community.  These infrastructures, deployed on high-density residential communities, such as apartment and condominium communities and educational institutions, provide wireless internet via “Wi-Fi,” based on the industry standard IEEE 802.11b, to residents and users who reside within these communities.

Our customers are typical “Class A” high-quality residential multiple-dwelling unit (MDU) property management companies, Real estate investment trusts (REITs), and educational institutions.  Most of our customers are geographically located in the South-Eastern United States, and they provide the majority of the Company’s revenues.

Mobile Services

To compliment the Company’s fixed-location Wi-Fi wireless services, we also offer “O2 Anywhere” mobile wireless internet services to mobile professionals and customers “on-the-go.”

Under a “white-label” agreement with a large, national wireless telecommunications corporation that provides cellular and mobile data services, O2 Secure Wireless has the ability to re-sell, under its own brand, mobile broadband products and services.

These service offerings are dependent on cellular coverage in the area in which the customer may travel.

Utilizing adapters for embedded devices or personal computers and laptops, called “AirCards,” O2 Secure Wireless provides customers with the ability to be online in areas without traditional Wi-Fi internet services.  These adapters provide broadband, high-speed wireless internet connections to customers while traveling and in remote locations.

Our REACTOR product extends the capabilities of these AirCards by using them in concert with a Wi-Fi bridge, to broadcast wireless internet to the majority of computers already equipped for traditional Wi-Fi equipment. The REACTOR was designed as an all-in-one product and service offering to allow transportation providers and remote market customers the ability to provide wireless internet to their customers in the absence of traditional wire-line broadband wireless services and to replace cost-prohibitive internet alternatives.

Markets for these AirCards are individual mobile professionals or companies with a mobile workforce. The REACTOR is marketed and sold to providers of transportation services such as limousines, motor coaches and commuter bus lines.

Risk Factors

Competition

The specific market in which we primarily compete, large scale community wireless internet services, is a small niche market with a handful of similar-sized companies that generally have small geographic footprints. Many of the companies who were competitors in the past have gone out of business and some have been acquired by their investment groups or other companies. If one or several of these smaller competitors were to grow at a rate substantially higher than us, we could foreseeably encounter competitive difficulties when selling our services to our customers. However, to date, we have encountered few barriers to competition created by these specific-market competitors, and we continue to seek partnerships and other opportunities with these companies to grow our business and further enhance our own service offerings.

Within the specific market in which we compete, there are a number of companies that will have no desire to enter into strategic partnerships with us, and those companies can provide substantial difficulty in establishing new customers if we are confronted directly with them. Our potential customers have in the past submitted requests for proposals (RFP’s), where our merits are directly compared to those of our competition.  In such instances, we maintain competitive advantages with these other companies, but we may not win such new customers due to our increased costs for implementing our products and services in locations not geographically convenient to our operations.

The general market, in which our services compete, Wireless and mobile internet access services, is comprised generally of large wireless telecommunications carriers, such as AT&T Wireless, Sprint and Verizon Wireless, or well-funded start-ups such as ClearWire.  Other competitors in this general market are providers of small “Hotspot” services to retail and restaurant outlets such as Boingo and Wandering Wi-Fi.  Our common competitors in this general market offer similar services at competitive prices.  Some of these competitors are large national carriers, while others have large geographic footprints and lucrative partnerships.  We do not focus our sales efforts into these markets where the competition level is high, instead we focus our resources into the more specific markets where we excel in both service offering and pricing.
The market to which we offer our services is the internet access service market. Our major competitors in this market are also our own data service and bandwidth providers, such as AT&T and Time Warner.  Although these competitors are large, national service providers, their services are limited to single locations where customers would reside, and do not provide the flexibility, simplicity of use, or lower costs that our services guarantee in the same locations.  The services they provide to residential users, for example, is a much lower-caliber service, providing lower speeds and higher latency than the higher-class of service, fiber-optic network service, which we utilize to deliver services to each deployed property.

If we intended to pursue the markets where the competition level is high, we would likely need to expend a large amount of resources to compete effectively. Under our current operation procedures and strategy, this pursuit will not be engaged until we are able to substantially increase our revenues, merge with similar companies into a larger conglomeration, or raise additional operating capital to fund such an endeavor.

Going Concern

We have experienced a net loss of $854,340 for the fiscal year ended September 30, 2007. We do not expect these losses to continue but it is uncertain when, if ever, we will become profitable. Our

Independent Auditor has included a paragraph as to their substantial doubt of our ability to continue as a going concern for the years ended September 30, 2007 and 2006, respectively.

Market Prices of our Equity Securities can Fluctuate Significantly

The market price of our shares of common stock may change significantly in response to various factors and events beyond our control, including the following: the risk factors described in this annual report; changing demand for our products and services; our results from operations; general conditions in markets we operate in; general conditions in the securities markets; issuance of a significant number of shares, whether pursuant to this offering on behalf of the selling shareholder, for compensation under employee stock options, conversion of debt, acquisitions, additional financing or otherwise.
Dividends Unlikely on our Common Stock

We do not expect to pay cash dividends on our common stock for the foreseeable future. The payment of dividends, if any, will be contingent upon our future revenues and earnings, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors. It is our intention to retain all earnings for use in the business operations and, accordingly, we do not anticipate that we will declare any dividends on our common stock in the foreseeable future.

Limited Trading Market for our Common Stock

Our common stock is subject to quotation on the NASDAQ OTCBB. There has only been limited trading activity in our Common Stock. There can be no assurance that a more active trading market will commence in our securities as a result of increasing operations. Further, in the event that an active trading market commences, there can be no assurance as to the level of any market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Regulation

Internet-based communication services generally are not subject to federal fees or taxes imposed to support programs such as universal telephone service. Changes in the rules or regulations of the U.S. Federal Communications Commission or in applicable federal communications laws relating to the imposition of these fees or taxes could result in new and significant operating expenses for the Company, and could negatively impact our business. Any new law or regulation, U.S. or foreign, pertaining to internet-based communications services, or changes to the application or interpretation of existing laws, could decrease the demand for our services, increase our cost of doing business or otherwise harm our business.

There are an increasing number of laws and regulations pertaining to the internet. These laws or regulations may relate to taxation and the quality of products and services. Furthermore, the applicability to the internet of existing laws governing intellectual property ownership and infringement, taxation, encryption, obscenity, libel, employment, personal privacy, export or import matters as well as other issues are uncertain and it is impossible for us to know how the application of these laws may affect us. Some of these laws may not contemplate or address the unique issues of the internet and related technologies. Changes in laws or new laws intended to address these issues could create uncertainty in the internet market, which could reduce demand for our services, increase our operating expenses or increase our litigation costs.

Intellectual Property

We rely on a combination of trademark, copyright, trade secret laws and disclosure restrictions to protect our intellectual property rights. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties. We also control access to software, documentation and other proprietary information.

"O2 Secure Wireless" is a trade name that we use, and we have filed a federal trademark application with respect to that name. Until we receive confirmation on the receipt of an official trademark from the United States Patent and Trademark Office (USPTO), we rely upon our common law trademark rights with respect to that trade name. “Using the Air to Share” is a registered and assigned trademark with the USPTO assigned to O2 Secure Wireless, Inc.

If a claim is asserted that we have infringed the intellectual property of a third party, we may be required to seek licenses to that technology. In addition, we license third-party technologies that are incorporated into our services, including off-the-shelf software as well as software code to monitor our network access components.

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

Employees

As of September 30, 2007, the Company has five full-time employees, and two commissions-only sales agents.

The future success of O2 Secure Wireless, Inc. is substantially dependent on the performance of its senior management and key engineering personnel.  These individuals have acquired specialized knowledge and skills with respect to O2 and its operations.  If any of these individuals were to leave the Company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience.  We anticipate difficulty in hiring personnel with the correct training and experience, and we will be required to train new hires in all areas of the company’s operations, which may decrease productivity during these hiring periods.

We do not maintain “key person” life insurance for any of our personnel.

We believe that we have an excellent relationship with our employees, and we have not suffered any labor problems during the last three years.

Dependence on a Few Major Customers

At the end of fiscal year 2006, over half of our customers were apartment complexes owned by one customer. We obtained other customers in fiscal year 2007, however this one customer continues to represent a significant amount of our revenues, the loss of which would have a material impact on our operations.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease approximately 3,000 square feet of office space at 4898 S. Old Peachtree Rd NW, Suite 150, Norcross, GA, 30071.  The term of this lease is from January 1, 2007 until December 31, 2011, and provides for a monthly base rent of $3,750 in the first year, and higher amounts in subsequent years.  We have a five year renewal option on this space.

During the First Quarter of Fiscal Year 2007, from October 1, 2006 through December 31, 2006, we leased approximately 2,200 square feet of office space at 3300 Holcomb Bridge Rd, Suite 226, Norcross, GA, 30092, pursuant to an Office Lease Agreement dated December 9, 2004.  Base rent for this period was $2,287 per month until the lease was cancelled on December 31, 2006.

ITEM 3.  LEGAL PROCEEDINGS

We are not, nor have we been since our inception, a party to any legal proceedings, as required to be reported upon by the Company in response to this Item 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were voted upon by the stockholders during the fourth quarter of the fiscal year 2007, as required to be reported upon by the Company in response to this Item 4.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is registered with the United States Securities and Exchange Commission under 12(g) of the Securities Exchange Act of 1934.  On July 27, 2006, our commons stock began trading on the OTC Bulletin Board under the symbol “OTOW.”  The following table summarizes the low and high prices for the Company’s common stock for each quarter of fiscal year ending 2007, during which our common stock had been traded.

	2007
	High	Low
First Quarter	$1.01	$0.40
Second Quarter	$0.99	$0.35
Third Quarter	$0.35	$0.10
Fourth Quarter	$0.70	$0.10

The above quotation, reflectsinter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

There were 491 shareholders of record of the common stock as of October 8, 2007. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name."

The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on September 30, 2007, 2006 or 2005. The board of directors of the Company has made no determination to date to declare cash dividends during the foreseeable future, and is not likely to do so.  There are no restrictions on the Company's ability to pay dividends.

The Company's common stock is subject to rules adopted by the Securities and Exchange Commission ("Commission") regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor, but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson the investor is working with and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company's common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Securities Issued in Unregistered Transactions

In October 2006, we issued 100,000 restricted common shares to an investor in settlement of a $30,000 debt. On August 22, 2007, 350,000 restricted common shares were purchased by an individual for $75,000 in cash.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2007, the Company did not repurchase any shares of its common stock.

ITEM 6.  MANAGEMENT’S DISCUSSION, ANALYSIS, PLAN AND RESULTS OF OPERATIONS

Plan of Operations

The Company’s revenues are derived principally from the sale of wireless internet service “amenity packages” and credit-card subscriptions.  The initial deployment model offered by the Company required an initial outlay of capital to deploy, support and maintain each wireless property and solicitation of customers from the residents of that location.  This initial model was similar to those provided by “traditional” hotspot providers.  We continue to derive monthly recurring service revenues from this model.

In early fiscal year 2006 the Company determined that although the original model was providing exceptional services with high-customer satisfaction, the capital requirements to deploy used substantial investment by the Company to install hardware on each property to provide services.  The Company felt an alternative model should be pursued to determine if a more efficient return-on-investment was feasible.  The Company designed its “Amenity Plan” model to fulfill this pursuit.  Instead of soliciting individual subscribers on each property for monthly credit-card subscriptions, the Company would instead sell wholesale internet services directly to the property management company at a fixed, per-unit rate per month.

The “Amenity Model” would therefore provide a more consistent cash-flow for the Company, due to the fixed nature of each property’s unit count, with no financial detriment due to subscriber or resident turnover.

A further modification to the deployment model came in fiscal year 2007. The Company was initially hesitant to require that customers pay for the deployment costs of the wireless infrastructures required on their properties to offer service.  Few, if any, companies had successfully provided wireless internet services to residential communities in the past, and the Company’s management felt that its customers would be less inclined to cover a large up front installation cost.  In fiscal year 2007, Sales and Marketing created a strategy that demonstrated financial benefit to customers who paid the up-front installation costs for their properties.  Relieving the Company of this financial obligation to complete a wireless infrastructure deployment continues to shorten the time for return-on-investment.

Mid-way through fiscal year 2007, additional expense models were being researched by Management to determine additional operational efficiencies.  Each new property being installed by the Company was becoming more and more efficient on a cost-per-unit basis.  The Company was able to streamline and create a turn-key process for implementing, deploying and maintaining its community wireless deployments.  However, it was recognized that the Company’s expense structure did not allow for sustainable operations at its then-current level, in spite of continued success in reducing installation costs.

Results of Operations

During the years ended September 30, 2007 and 2006, we generated $437,707 and $211,695 of revenues, respectively, and incurred net losses of ($854,340) and ($846,661), respectively. During the year ended September 30, 2007, we were receiving revenues from seventeen operational networks versus six during the prior year. Our net loss for our 2007 fiscal year did not decrease in line with our revenue increase due to increased operational and administrative costs that we incurred to support the significant increase in business activity between years.

Significant expenses during the years ended September 30, 2007 and 2006 were as follows:

Professional fees represent expenses necessary for outside accounting, audit, legal and transfer agent fees, a majority of which relates to regulatory compliance. The increase in these expenses for the year ended September 30, 2007 reflect both the increase in operational tempo during that year in addition to regulatory reporting costs incurred from the Company’s SEC registration process.

Capitalized material and labor costs for network installations were $119,810 and $157,447 during the years ended September 30, 2007 and 2006, respectively. During the year ended September 30, 2007, we completed nine installation projects in Chattanooga, Tennessee, Austin, Texas, and Atlanta, GA. During the year ended September 30, 2006, we completed three installation projects in Tampa, Florida and Atlanta, Georgia.

As described in the Company’s 10Q-SB filing for Q3 2007, from August 13, 2007, the Company needed to alter its expense structure to continue operations without reducing staff levels or degrading its level of service to its customers.  Examples of modifications of the Company’s expense structure included partial or full deferral of officer compensation, elimination of non-essential services, liquidation of non-essential component stock hardware, the removal of the “Subscription Model” for new deployments, as well as a general reduction in Company-provided capital outlay for new installations.
Liquidity and Capital Resources

To date, we have financed our operations from the sale of common stock to a foreign investor under Regulation S.  Our agreement to sell shares of common stock to the foreign investor has expired, and we currently do not have any agreement to obtain additional capital from any entity. For the fiscal year ended September 30, 2006, we raised $995,790 net of offering costs from the sale of 3,413,448shares of common stock to the foreign investor. For the fiscal year ended September 30, 2007, we raised $75,000 from the sale of 350,000 shares of common stock.

At September 30, 2007, we had working capital deficit of $304,863. Our working capital is currently insufficient for us to fully implement our business plan and our commitment to breakeven as outlined in our most recent Regulation S offering.  Our principal business plan involves the installation of wireless Internet systems in multifamily properties at our expense, including all parts and labor associated with the systems, and we also sell network components.  On the first systems we installed, our revenues came from the sale of Internet service to residents who subscribed to our service.  On the latest systems we installed, and most future systems we install, our revenues will come from a flat fee charged the owner of the property.  The present level of gross profit on subscriptions and component sales are insufficient to enable us to cover our recurring operating expenses unless such levels are dramatically increased.

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

We believe our current working capital is insufficient to both sustain our current operations and planned growth only through March 2008.  We are currently using capital at an average monthly rate of $63,000 for operating expenses per month, although the actual monthly cash outlay varies.  In addition, we must incur additional capital expenditures with each system that we install.  This rate will accelerate significantly over the following twelve months if we reach agreements to install systems in the number of properties that we have projected in our business plan. Beginning in April 2006, we took measures to decrease our use of capital for operating expenses. These measures also included deferring officer salaries in excess of $6,600 per month.

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

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by item 310 of Regulation S-B are attached hereto as Exhibit A.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Incorporated by reference from the information under the captions “Changes in Registrant’s Certifying Accountant” and “Letter from Braverman International, P.C.” in the Registrant’s Current Report Form 8-K dated November 16, 2007.

ITEM 8A. CONTROLS AND PROCEDURES
The Company’s chief executive officer  has evaluated the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of September 30, 2007, and within the 90 day period prior to the filing of the report and has concluded that these controls were ineffective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based upon the number and magnitude of the year end adjusting entries and additional financial reporting disclosures identified by our independent accountants.

There have been no changes in internal control over financial reporting that occurred during the last fiscal year or subsequent to our chief executive’s  evaluation that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following are our executive officers and directors and their respective ages and positions as of January 15, 2008:

Name and Address	Age	Position
Craig C. Sellars	30	Chief Executive Officer, President and Director
Keith A. Greaves	65	Secretary and Director
IndiaCreery	45	External Acting Chief Financial Officer

Below are biographies of our executive officers as of January 15, 2008:

Craig C. Sellars.  Mr. Sellars was elected by the Company’s Board of Directors as our Chairman, President and Chief Executive Officer in July 2007 replacing T. Scott Conley, former Chairman and CEO.  Prior to this, Mr. Sellars served as the Company’s Chief Information Officer from January 2005 to July 2007 and was appointed to the Board of Directors in April of 2006. Mr. Sellars' has over twelve years experience in business development, internet application development, wireless application, and Wi-Fi planning, development and implementation. Mr. Sellars holds a Bachelor of Science degree in Computer Science from Georgia Institute of Technology, and is currently pursuing a Masters of Business Administration degree from Georgia State University.  From June 1998 to January 2001, Mr. Sellars was an engineer at VerticalOne Corporation, where he contributed to VerticalOne's development of Internet technology for its online account management services used by Yahoo!, MSN, AOL, Bank of America and Wells Fargo, among others.  Starting in 1999, he spearheaded the planning, development and deployment of VerticalOne's wireless data services to PDAs and cell phones.  In 2001, he participated in the formation of Netconx D&C Wireless, LLC, which was formed to sell and install wireless networking technology to the hospitality, residential and municipal markets, and he served as their Executive Vice President until joining O2 Secure Wireless, Inc.

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

IndiaCreery.  Ms. Creery has served as our controller since February 2006, and our External Acting Chief Financial Officer since July 2006.  Ms. Creery has over 20 years of finance, accounting, and operations / administration experience in diverse industries, including real estate, retail, wholesale distribution, financial services and manufacturing. From October 2002 to January 2006, Ms. Creery was controller for New South Commercial Properties and related entities.  Ms. Creery has been involved with various start -up companies as an accounting consultant, as well as business consultant in all areas of operations. Ms. Creery currently serves on many boards and is active with local charities within her community.  Ms. Creery holds a degree in Business Administration from Tennessee Temple University.

There are no family relationships among any of the officers or directors of the Company.

None of the above directors and executive officers have been involved in any legal proceedings as listed in Regulation S-B, Section 228.401(d).

Board of Directors

Our board currently consists of two directors. The current directors are Keith A. Greaves and Craig C. Sellars. Our directors hold office until the next annual meeting of the shareholders and until their successor(s) have been duly elected or qualified.

Board Committees

We have a compensation committee as required by the Employee Equity Compensation Plan adopted by the Board and Shareholders. We do not currently have an audit committee, or any other committee, except as noted above. We plan to form an audit committee when we have at least two independent directors. We are in the process of interviewing potential candidates, including those who could serve in the role of financial expert.

Compensation of Directors

We do not currently pay any compensation to our directors other than reasonable expenses incurred in connection with providing services as a director.

Section 16(a) Compliance

Based on the Company’s review of filings received by it, the Company believes that certain persons may not have filed certain forms required by Section 16 of the Securities Exchange Act of 1934, as follows: Craig C. Sellars, T. Scott Conley and India Creery have not filed a current Form 5 for the current year.  Mr. Keith A. Greaves has not filed a Form 3 Initial Statement of Beneficial Ownership, even though he is required to do so.

Code of Ethics

The Board of Directors has not formally adopted a Code of Business Conduct and Ethics.

ITEM 10.  EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary $

Craig C. Sellars, President, CEO Director (1)	2007	$80,000
	2006	$80,000
	2005	$109,449
	2004	$29,516

Keith A. Greaves, Director (2)	2007	$0
	2006	$60,000
	2005	$109,449
	2004	$9,750

India C. Creery, External Acting CFO (3)	2007	$54,929
	2006	$6,667

(1) Mr. Sellars’ compensation for 2007 consists of his salary as defined in his employment agreement under which he is entitled to an annual salary of $80,000 per year.  Mr. Sellars has voluntarily deferred payment of his salary since April 1, 2007.

(2) Mr. Greaves’ compensation for 2006 consists of his salary from October 1, 2005 to June 30, 2006, when he took a leave of absence, under an employment agreement under which he was entitled to an annual salary of $80,000 per year.

(3) Ms. Creery received compensation as a non officer from February 2006 through September 2006. Ms. Creerys’ compensation as an officer consists of salary from October 2006 to June 2007, when six months after accepting the position as interim CFO for the Company replacing then CFO, Keith Greaves. Ms. Creery became an independent consultant with O2 Secure Wireless in June 2007.

The Company did not grant any options or stock appreciation rights,or make an award under any long-term incentive plan to any of its named executive officers during the last fiscal year.  The Company did not reprice any options or stock appreciation rights during the last fiscal year. None of the Company's named executive officers exercised any options or stock appreciation rights during the last fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information about the beneficial ownership of our common stock as of October 8, 2007, for:

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

Name and Address of Beneficial owner	Common Stock	Percentage of Class (1)

Scott Conley	5,477,900	20.85%
740 Moores Mill Road
Atlanta, GA 30327

Keith A. Greaves	4,600,000	17.34%
3915 Cascade Road SW, Suite 110
Atlanta, GA 30331

Dominic Richardson	1,612,687	6.08%
Garcia Marino. 13, Attico
Barcelona, Spain, 8027

Craig C. Sellars (2)	750,228	2.83%
4898 S. Old Peachtree Road NW, Suite 150
Norcross, GA 30071

(1) Based upon 26,526,552 shares issued and outstanding as of October 8, 2007.

(2) Mr. Sellars' ownership consists of 250,228 shares owned outright, and shares issuable under a warrant to purchase 500,000 shares of common stock at $1.00 per share until December 31, 2007.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On July 20, 2006, Dominic Richardson loaned the company $20,000 at no interest.  The loan was unsecured and due on demand.  In October 2006, Transfer Management International, Ltd., Mr. Richardson and we agreed that the loan would be repaid by Transfer Management International, Ltd., and that we would compensate Transfer Management International, Ltd. for repayment of the loan by issuing it 66,667 shares of common stock at $0.30 per share under a Regulation S Securities Purchase Agreement dated September 11, 2006.  In October 2006, we issued Transfer Management 100,000 common shares to both repay this loan and to repay Transfer Management for an additional $10,000 that Transfer Management had paid on our behalf for investor relations services.

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

Scott Conley.  The lender is the father of Mr. Sellars. The Convertible Promissory Note provides that it is convertible into shares of unrestricted registered common stock at the lesser of $2.50 per share or the conversion price in effect at the time of conversion.  The conversion price is subject to adjustment based on certain corporate events, such as dividends, mergers, stock splits, etc.  On September 29, 2006, the Company repaid $30,000 of the Convertible Promissory Note. During the year ended September 30, 2007, we repaid $2,200 of the principal relating to these notes, resulting in a total of $64,800 in principal and $4,354 in accrued interest due on the notes at September 30, 2007.   On January 13, 2008, the Company received an amendment extending the maturity date of this note to June 30, 2008. On April 9, 2007,  we received an additional $37,000 from this individual. On January 14, 2008, the company also received an amendment extending the maturity date of this note to June 30, 2008.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

Exhibit Number	Description and Incorporation by Reference
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	By-Laws of the Company (1)
4.1	Form of Common Stock Certificate of the Company (1)
4.2	Form of Warrant Agreement (1)
10.1	Employment Agreement with T. Scott Conley (1)
10.2	Employment Agreement with Keith A. Greaves (1)
10.3	Employment Agreement with Craig C. Sellars (1)
10.4	Regulation S Securities Purchase Agreement dated April 24, 2004 (1)
10.5	First Amendment to Employment Agreement with Craig C. Sellars (2)
10.6	Second Amendment to Employment Agreement with Craig C. Sellars (2)
10.7	Third Amendment to Employment Agreement with Craig C. Sellars (3)
10.8	Regulation S Securities Purchase Agreement dated September 11, 2006 (4)
10.9	Commercial Office Lease Agreement dated January 1, 2007
10.10	Employment Agreement for Officers
11	Statement regarding computation of earnings per share (5)
21*	List of Subsidiaries
23*	Consent of Braverman International, P.C.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the External Acting Financial Officer
32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the External Acting Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

We filed a Report on Form 8-K dated September 29, 2006 reporting in Item 5.02 of the resignation of Keith A. Greaves as our Chief Financial Officer.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal year ended September 30, 2006, Braverman International, P.C. served as the Company’s principal accountant.  On  October 3, 2007, Braverman International, P.C. resigned as our principal accountant.  On October 10, 2007, the Company engaged the accounting firm of McElravy, Kitchen & Associates, P.C., to serve as the Company’s principal independent accountant for the fiscal year ended September 30, 2007.  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to the Company primarily to tax services and audit related services. The Company is only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of the Company's principal independent accountants.

Audit Fees: The aggregate fees billed for the fiscal year ended September 30, 2007 for professional services rendered by the principal accountants for the audit of our annual financial statements and the review of financial statements included in our filed Form 10-QSB's is $30,250. The aggregate fees billed for the fiscal year ended September 30, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements was $19,500.

Audit-Related Fees: The aggregate fees billed for the fiscal years ended September 30, 2007 and 2006 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was $0 and $0 respectively.
Tax Fees: The aggregate fees billed for the fiscal years ended September 30, 2007 and 2006 for professional services rendered by the principal accountant for tax compliance and tax planning was $0 and $0, respectively.

All Other Fees: The aggregate fees billed for the fiscal years ended September 30, 2007 and 2006 for products and services provided by the principal accountants other than the services reported above was $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

O2Secure Wireless Incorporated
Dated: January 15, 2008	/s/ Craig C. Sellars
Craig C. Sellars, Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.

O2Secure Wireless Incorporated
Dated: January 15, 2008	/s/ Craig C. Sellars
Craig C. Sellars, President and Chief Executive Officer

Dated: January 15, 2008	/s/ India C. Creery
IndiaC. Creery, External Acting Chief Financial Officer

EXHIBIT A

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

O2 SECURE WIRELESS, Inc.

Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of O2 SECURE WIRLESS, INC. as of September 30, 2007 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period August 1, 2005 through September 30, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of O2 SECURE WIRELESS, INC as of September 30, 2007 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McElravy, Kinchen & Associates, P.C.
www.McElravy.com
Houston, Texas

Date: January 14 , 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

O2 SECURE WIRELESS, INC.
Atlanta, Georgia

 We have audited the accompanying consolidated balance sheet of O2 SECURE WIRELESS, INC. (a Georgia corporation) and subsidiary as of September 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for year then ended These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

 We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O2 SECURE WIRELESS, INC. as of September 30, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

 The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses since inception and has a limited source of external financing, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Braverman International, P.C.
Prescott, Arizona

Date: November 10, 2006

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS	September 30,
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$6,172	$522,351
Trade accounts receivable	25,883	1,589
Other current assets	13,704	1,810
TOTAL CURRENT ASSETS	45,759	525,750

EQUIPMENT, net of accumulated depreciation	427,107	491,061

RESTRICTED INVESTMENT, at fair value	30,651	-

OTHER NON-CURRENT ASSETS	11,250	4,799

	$514,767	$1,021,610

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Unsecured loans payable:
Unrelated party	$13,873	$13,873
Related party	19,425	20,000
Notes payable - related party	64,800	30,000
Accounts payable	160,608	29,390
Accrued liabilities	60,414	6,255
Deferred revenue	31,502	8,607
TOTAL CURRENT LIABILITIES	350,622	108,125

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, no par value, 50,000,000 shares authorized,
26,526,552 and 26,076,552 shares issued and outstanding	2,898,352	2,793,352
Other capital	78,800	78,800
Accumulated (deficit)	(2,813,007)	(1,958,667)
Total Stockholders' Equity	164,145	913,485

	$514,767	$1,021,610

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2007	2006
REVENUES:
Network service revenues	$329,898	$121,784
Network component sales	105,163	89,442
Other	2,646	469
Total revenues	437,707	211,695

COSTS AND EXPENSES:
Cost of network service revenues	73,423	81,356
Cost of network component sales	96,281	37,842
Selling general and administrative:
Compensation	344,301	399,885
Professional fees	257,700	178,987
Communications	158,077	78,283
Travel and entertainment	6,861	26,773
Other	178,021	146,059
Loss on disposal of equipment	46,616	5,359
Depreciation expense	134,102	108,422
Total costs and expenses	1,295,382	1,062,966

OTHER INCOME (EXPENSE):
Interest income
Total other income (expense)	3,335	4,610

NET (LOSS)	$(854,340)	$(846,661)

BASIC AND DILUTED NET (LOSS) PER SHARE	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	26,211,894	23,919,157

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Other	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance, September 30, 2005	23,412,876	$1,797,562	$78,800	$(1,112,006)	$764,356

Cancellation of stock issued for distribution contract	(749,772)	(224,877)			(224,877)

Cancellation of stock subscription receivable, net of
amortization		224,877			224,877

Stock issued at $.30 per share	3,413,448	1,024,034			1,024,034

Stock offering costs		(28,244)			(28,244)

Net loss				(846,661)	(846,661)

Balance, September 30, 2006	26,076,552	2,793,352	78,800	(1,958,667)	913,485

Stock issued for settlement of debt to related party	100,000	30,000			30,000

Stock issued at $.21 per share	350,000	75,000			75,000

Net loss				(854,340)	(854,340)

Balance, September 30, 2007	26,526,552	$2,898,352	$78,800	$(2,813,007)	$164,145

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net loss from operations	$(854,340)	$(846,661)
Adjustments to reconcile net (loss) to net cash (used by) operating activities:
operating activities:
Expenses paid by investor	-	11,177
Accrued interest income on investment	(651)	-
Depreciation expense	134,102	108,422
Loss on disposal of equipment	46,616	5,359
Change in:
Trade accounts receivable	(24,294)	4,411
Other current assets	(11,894)	1,953
Other non-current assets	(6,451)	10,110
Accounts payable	141,218	26,785
Accrued liabilities	54,159	667
Deferred revenue	22,895	6,927

NET CASH (USED) BY OPERATING ACTIVITIES	(498,640)	(670,850)

INVESTING ACTIVITIES:
Purchase of equipment and capitalized installation costs	(116,764)	(256,102)
Purchase of restricted investment	(30,000)	-
Proceeds from sale of equipment	-	3,200

NET CASH (USED) BY INVESTING ACTIVITIES	(146,764)	(252,902)

FINANCING ACTIVITIES:
Unsecured loans payable - related party	19,425	20,000
Note payable - related party:
Proceeds	37,000	60,000
Repayments	(2,200)	(30,000)
Proceeds from sale of common stock	75,000	996,534
Cash paid for common stock offering costs	-	(15,510)

NET CASH PROVIDED BY FINANCING ACTIVITIES	129,225	1,031,024

NET CHANGE IN CASH AND CASH EQUIVALENTS	(516,179)	107,272

CASH AND CASH EQUIVALENTS, beginning of year	522,351	415,079

CASH AND CASH EQUIVALENTS, end of year	$6,172	$522,351

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

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of O2 Secure Wireless, Inc. and its wholly-owned subsidiary, Epiphony Voice Solutions, LLC. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

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

Network Installation Cost Recognition. For new networks, we obtain an installation agreement with an MDU and incur costs to install components and activate a wireless network that will service the MDU. Installation costs, which include hardware components, direct labor and related travel and per diem costs, are capitalized as incurred, and depreciated on a straight-line basis five years (three years for older installations), beginning at the time the network is placed in service in order to match installation costs against related service revenues. Capitalized installation costs are included (net of depreciation) in equipment in the accompanying consolidated balance sheets. Because network hardware components are primarily intended to support network installation and maintenance, the cost value of components on-hand is included in non-current equipment assets (i.e. fixed assets) in the accompanying consolidated balance sheets rather than as a current inventory asset.

Costs of Service and Sales. Direct costs related to providing network services, other than those specifically identifiable to the initial MDU installation costs described above, are expensed as incurred and classified as cost of network service in the Company’s financial statements. These include such costs as system testing and maintenance, bulk bandwidth costs, and contracted labor or allocated employee costs for general system and customer service support. Cost of network component sales is based upon our historic cost for the components sold, at the lower of cost (on a first-in, first-out basis) or market.

Cash Equivalents. We consider all highly liquid investments with the original maturities of three months or less to be cash equivalents.  We had no cash equivalents at September 30, 2007 and 2006, respectively.

Allowance for Doubtful Accounts. We estimate the collectivity of our trade accounts receivable. In order to assess the collectivity of these receivables, we monitor the current creditworthiness of each customer and analyze the balances aged beyond the customer’s credit terms. These evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on currents facts and are reevaluated and adjusted as additional information is received. Trade accounts receivable are subject to an allowance for collection when it is probable that the balance will not be collected. As of September 30, 2007 and 2006, no allowance for collectivity was determined to be needed.

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

Income Taxes. The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109.  Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax bases of assets and liabilities and their financial amounts at year-end. As a single-member LLC, Epiphony is not recognized as a reporting entity for income tax purposes and therefore does not file its own income tax returns since its operations are included in the income tax returns with that of its parent company. All costs incurred by Epiphony are considered start up costs which have been expensed for both tax and financial accounting purposes in the accompanying financial statements as of September 30, 2007 and 2006.

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

Impairment of Long Lived Assets. Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long- lived Assets". Under SFAS No. 144, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

Stock-based Compensation. The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments. The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards no. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement no. 123. The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model. The Company has adopted SFAS 123(R) and applied it in the period presented. Through September 30, 2007 no options to employees have been granted.

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

Recent Accounting Pronouncements. The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Reclassifications. Certain amounts in the accompanying 2006 consolidated financial statements have been reclassified in order to conform to the 2007 financial statement presentation.

NOTE 2 – GOING CONCERN

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have sustained operating losses since inception, and we have been dependent upon private placements of stock to provide sufficient working capital in order to finance our development activities. Two Securities Purchase Agreements with an investor have represented the Company’s sole source of private stock placements to date, the first of which expired on November 30, 2005 and the second on September 30, 2006 (see Note 9 - Equity Financing). The Company completed a registration of its common stock in 2006 through a Form SB-2 filing with the Securities and Exchange Commission (“SEC”); however this registration did not result in additional working capital.

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

NOTE 3 – ADVANCES TO RELATED PARTY

During the effective periods of the Securities Purchase Agreements as described in Note 9 (Equity Financing), from time to time Pilot Corporate Services, Inc. (“Pilot”), a management services company owned by a non-officer/director shareholder of the Company, received funds from the Company via an escrow, which funds were to be held and disbursed on behalf of the Company for payment of professional fees associated with the preparation of a Form SB-2 registration statement filed with the SEC. During the year ended September 30, 2005, Pilot received $90,000 for payment of professional fees to other professionals. Pilot disbursed $94,008 of the funds held by them for payment of stock offering costs, and was holding a balance of $5,992 as of September 30, 2005. During the year ended September 30, 2006, Pilot received $20,000 via the escrow account and paid out $25,992 to professionals relating to the Form SB-2 registration, resulting in no advances to related party in the accompanying 2006 consolidated balance sheet.

NOTE 4 – EQUIPMENT

The following is a summary of this category:
	September 30,
	2007	2006
Equipment	$94,341	$94,341
Furniture and fixtures	18,930	15,197
Network hardware components	95,559	149,014
Capitalized network installation costs	499,269	379,459
	708,099	638,011
Less: accumulated depreciation	280,992	146,950
Equipment, net of accumulated depreciation	$427,107	$491,061

During the year ended September 30, 2007 and 2006, the Company capitalized $119,810 and $152,447 in equipment and labor costs for new wireless network installations. As discussed below, management believes the net carrying value of the capitalized installation costs of $257,326 is recoverable over the remaining lives of the networks as of September 30, 2007.

Network hardware components are not depreciated unless utilized for new network installations. During the year ended September 30, 2007, certain sales of components were made at below cost to reduce excess stocks and generate working capital. Total losses on these disposal sales were $46,616, and are presented as loss on disposal of equipment in the accompanying 2007 consolidated statement of operations.

Installation costs for wireless networks are capitalized with the assumption that sufficient cash flows from subscription services, net of recurring service costs, will be generated in order for these costs to be recovered over their depreciable lives (see Note 1- Network Installation Cost Recognition). Where estimated future net cash flows are determined to be less than the carrying amount of long-lived assets, this difference is considered to be an impairment of the asset carrying value under generally accepted accounting principles and is required to be recognized as a loss. Management performed a review of the capitalized installation costs as of September 30, 2007 and determined that no impairment was necessary.

NOTE 5 – RESTRICTED INVESTMENT

During the year ended September 30, 2007, the Company purchased a $30,000 certificate of deposit. The certificate of deposit accrues interest at 3.65% and matures in August 2009.  This certificate of deposit was required to be purchased under terms relating to a supplier agreement with a wireless service provider and is not available for use by the Company as long as this agreement is in effect.

NOTE 6 – UNSECURED LOANS PAYABLE

Unrelated Party

The unsecured loan payable represents amounts received from an unrelated party, who became a non-officer employee, on a non-interest bearing and unsecured basis. There were no repayment terms for this loan. This loan was repaid on December 13, 2007 by the issuance of 138,832 common shares.

Related Party

On July 20, 2006, we received a $20,000 loan from the foreign company investor with who we had executed Securities Purchase Agreements. The loan was non-interest bearing and unsecured. In October 2006, the loan was repaid to the investor by the issuance of 66,667 shares of restricted common stock at $0.30 per share. This same investor paid $10,000 on our behalf for our investor relations services for the year ended September 30, 2006, which was repaid in October 2006 by the issuance of 33,333 shares of restricted common stock valued at $.30 per share based upon the closing price of our common stock at the measurement date.

During the year ended September 30, 2007, both our former CEO and current CEO advanced funds to the Company to pay employee payroll costs on a non-interest bearing and unsecured basis. There are no repayment terms for these loans, the outstanding amounts of which total $19,425 at September 30, 2007.

NOTE 7 – NOTES PAYABLE – RELATED PARTY

On August 1, 2006, we received $60,000 from the father of the Chief Information Officer (currently our CEO) for working capital purposes. Principal and 8% simple interest were due July 31, 2007. The note holder may elect to convert the note into unregistered common shares of the Company. In the event the note is converted, the initial conversion price in determining shares to be issued is $2.50, which may be subject to certain adjustments as defined in the promissory note.  On September 29, 2006, $30,000 of the principal was repaid, leaving a balance of $30,000 as of September 30, 2006. The Company evaluated the conversion feature related to this note and determined no benefit related to the conversion feature. Repayment of outstanding principal and interest for this note has been extended by the note holder to December 31, 2007.  On January 13, 2008, the Company received an amendment extending the maturity date of this note to June 30, 2008.

On April 9, 2007, we received an additional $37,000 from this individual. Principal and interest at 8% are due December 31, 2007, unless our CEO terminates his employment for any reason, at which time all outstanding principal and accrued interest for both loans will be due and payable. During the year ended

September 30, 2007, we repaid $2,200 of the principal relating to these notes, resulting in a total of $64,800 in principal and $4,354 in accrued interest due on the notes at September 30, 2007.   On January 13, 2008, the Company received an amendment extending the maturity date of this note to June 30, 2008.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases. On December 9, 2004, we entered into an 18-month, non-cancelable operating lease for office space for our former headquarter operations in Norcross, Georgia beginning January 1, 2005. Minimum base lease rental was $1,864 per month for the first 12 months and $2,202 per month thereafter. In addition to the monthly base lease payment, the Company was charged a pro rata share of building operating costs by the lessor. The lease was personally guaranteed by Mr. Conley, the Company’s CEO at that time and Mr. Greaves, the Company’s CFO at that time. This lease term was extended through December 31, 2006 at $2,287 per month beginning July 1, 2006. On December 19, 2005, the Company also entered into a one year lease for additional adjacent office space beginning January 1, 2006 at $887 per month.

On November 28, 2006, we executed a five-year, non-cancelable lease for office space commencing January 1, 2007 for our present headquarters operations in Norcross, Georgia. Monthly minimum lease payments during the first year were $3,750, with annual escalations over the lease term to $4,387 per month. The lease has a five year option to renew. In addition to monthly lease payments, we are subject to a pro rata share of the lessor’s increases in property taxes and insurance in future years above the level paid by the lessor during calendar year 2006. We paid a deposit of $11,250 upon execution of the lease. On January 1, 2007, both leases associated with our former headquarters office terminated.

Minimum lease payments due under non-cancelable leases over the next five years and thereafter are as follows as of September 30, 2007:

Year Ending
September 30,
2008	$43,100
2009	44,954
2010	46,880
2011	52,137
Thereafter	13,161
Total	$200,232

Total rent expense was $47,600 and $32,421 for the years ended September 30, 2007 and 2006.

Distribution Agreements. Effective January 1, 2005, the Company entered into a Sole Distributor Agreement with Netconx D&C Wireless, LLC (“NCX”), under which the Company had the right to purchase wireless cards for access points at a fixed price for three years, subject to adjustments based on changes in NCX’s cost for the cards. The Company could use the cards for internal use or resell the wireless cards to third-party users. In the event the Company resold the cards to third parties, the Company was obligated to pay additional amounts based on the gross profit realized from the sale. In addition, the Company was obligated to pay an additional $100 royalty on each outdoor access point that was manufactured from a card. The Company was obligated to make the cards and access points available for sale to third parties at a reasonable price, and NCX was barred from reselling the cards or access points to third parties. Pursuant to the Sole Distributor Agreement, the Company issued NCX 2,000,000 shares of common stock, which was subject to cancellation on a pro rata basis in the event the Sole Distributor Agreement was terminated for any reason within three years of its date. In addition, 1,000,000 of the shares were subject to cancellation in the event the Chief Information Officer’s employment with the Company was terminated for any reason within three years of the date of the Sole Distributor Agreement. Another 1,000,000 of the shares were subject to cancellation in the event the Chief Technical Officer’s employment with the Company was terminated for any reason within three years of the date of the Sole Distributor Agreement.

The shares issued to NCX were assigned an initial value of $600,000 based on the value of shares being sold to the foreign investor during that time, which was believed by management to be the best indicator of the contract’s value. The transaction was recorded as an issuance of common stock for $600,000, and an off-setting stock subscription receivable. The subscription receivable was being amortized on a straight-line basis over the three-year term of the Sole Distributor Agreement. Due to the resignation of the Chief Technical Officer effective July 1, 2005, 833,790 common shares of the Company held by NCX were canceled under the terms of the Sole Distributor Agreement in fiscal year 2005.

The Company and NCX were considered related parties by virtue of the fact that Company's Chief Information Officer and Chief Technical Officer (until his resignation on July 1, 2005) were both officers, and significant shareholders, of NCX. However, NCX was not considered a competitor.

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

Employment Agreements. During the years ended September 30, 2007 and 2006, the Company had written employment agreements with its executive officers, as follows:

The (former) CEO, for three years ending December 31, 2007 at an annual salary of $80,000 per year. His employment terminated on July 15, 2007. At this date, our obligation for his salary under his Employment Agreement ceased except for earned but unpaid salary of $13,333, of which $9,505 remained unpaid at September 30, 2007.

The CFO, for three years ending December 31, 2007 at an annual salary of $80,000 per year. His employment status changed to an extended unpaid leave of absence effective July 1, 2006. His employment with the Company terminated effective September 29, 2006. At this date, our obligation for his salary under his Employment Agreement ceased. There was no unpaid compensation owed at the time of his termination.

The Chief Information Officer for three years ending December 31, 2007.  Effective October 1, 2005, this officer’s existing employee employment agreement was amended to increase his officers’ salary to $80,000 per year. On February 23, 2007, the Company executed a new employment agreement with this officer ending February 23, 2012. Under this agreement, annual base salary is $80,000 with a minimum increase of $2,000 per year for each year of the employment period. The officer is also entitled to an annual performance bonus based on criteria to be set by the Board of Directors at the beginning of each year. On July 15, 2007, this officer assumed the duties of CEO.

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

Registration Rights Agreement. Pursuant to the 2006 Regulation S Securities Purchase Agreement (Note 9 – Equity Financing), the Company entered into a Registration Rights Agreement, under which the Company agreed to file a registration statement to register all shares sold under the Purchase Agreement for resale under the Securities Act within 10 days after the filing of the Company’s 2006 Annual Report on Form 10-KSB with the SEC. Under the Registration Rights Agreement, the Company agreed to pay all costs associated with filing and maintaining the registration statement, and agreed to continue the registration in effect until all shares have been sold or the shares are eligible for sale under Rule 144(k) under the Securities Act. The Company has not filed a registration statement for these shares in accordance with the Registration Rights Agreement.

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

During the year ended September 30, 2006, the investor further subscribed and paid for a total of 1,265,803 common shares at $0.30 per share under the Purchase Agreement in a series of purchases from October 1, 2005 through November 29, 2005. Of the total $379,741 in stock sale proceeds, the investor paid $352,241to the Company, $20,000 to Pilot to disburse for professional fees and $7,500 to an unrelated service provider. The Stock Purchase Agreement under which these and all prior shares had been sold terminated on November 30, 2005.

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

On August 22, 2007, 350,000 common shares were purchased by an individual for $75,000 in cash.

Common Stock Warrants. Common stock warrants outstanding as of September 30, 2007 were as follows:

	Per Share
Shares	Exercise Price	Expiration Date
1,000,000	$1.00	December 31, 2007
500,000	$0.30	June 30, 2008

No common stock warrants were issued during the years ended September 30, 2007 and 2006. During the year ended September 30, 2007, warrants for two million common shares expired without exercise by the warrant holders. On December 31, 2007, a warrant for one million common shares expired without exercise by the warrant holder.

NOTE 10 – INCOME TAXES

There was no recorded income tax provision or benefit recorded since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances. The Company has a net operating loss carryover for income tax purposes of $2.7 million as of September 30, 2007, expiring over the years 2019 through 2022. The following is an analysis of deferred tax assets as of September 30, 2007:
	Deferred	Valuation
	Tax Assets	Allowance	Balance
Deferred tax assets at September 30, 2006	$ 733,000	$ (733,000)	$ -
Additions for the year	325,000	(325,000)	-
Deferred tax assets at September 30, 2007	$ 1,058,000	$ (1,058,000)	$ -

The deferred tax assets, comprised of only the net operating loss carry forwards, were computed at an effective combined federal and state income tax rate of 38 percent. In accordance with SFAS No. 109, the valuation allowances were based on the results of operations as of each year end, and foreseeable operating results. Because it is uncertain as to whether the Company will have taxable income in future periods to realize any deferred tax benefits arising from this loss carryover, no income tax benefit were recorded. The following reconciles the expected statutory combined federal/state income tax rate to the Company’s actual income tax rate for the years ended September 30, 2007 and 2006:

	Year Ended September 30,
	2007	2006
Expected income tax (benefit) at combined
federal/state statutory tax rate	$(327,000)	$(322,000)
Permanent differences	2,000	5,000
Valuation allowance	325,000	317,000
Actual income tax (benefit)	$-	$-

	Year Ended September 30,
	2007	2006
Net operating loss carryforwards	$1,058,000	$725,000
Valuation Allowance	(1,058,000)	(725,000)
Net deferred tax assets	$-	$-

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Financing Transactions

As disclosed in Note 9 (Equity Financing), during the years ended September 30, 2006, $20,000 was paid directly by the investor to Pilot to hold for future payment of third-party professional fees. During the year ended September 30, 2006, Pilot paid $25,992 for professional fees on behalf of the Company, which were recorded as stock offering costs.

During the year ended September 30, 2007, 100,000 common shares valued at $30,000 were issued to the investor as repayment for a total of $30,000 unsecured loans received from the investor in 2006.

NOTE 12 – RISK CONCENTRATION

Suppliers. The Company relies on a sole supplier for a key component contained in its wireless network systems hardware under a distribution agreement. This component also represents a substantial amount of its network component sales revenue. Cancellation of the current agreement would result in the inability of the Company to install new network systems, maintain current systems for its customers, and continue most of its product sales activity unless a distribution agreement could be obtained with another supplier of this component.

NOTE 13 – SUBSEQUENT EVENTS:

On October 29, 2007, the Board of Directors adopted an Employee Equity Incentive Plan (the “Plan”) as approved by the shareholders on October 22, 2007. The Plan provides for the Company to grant qualified and nonqualified stock options, restricted stock, stock grants, and other equity-based awards (“Awards”) as defined in the Plan document to employees, directors and consultants of the Company. Awards may be subject to certain vesting requirements and other restrictions as defined in the Plan document. The maximum number of common shares which may be issued under the Plan is 10 million. On October 29, 2007, 750,000 restricted common shares were awarded under the Plan to a consultant who also functions as the Company’s External Acting Chief Financial Officer. Also on October 29, 2007, non-qualified common stock options for 6.2 million shares were awarded under the Plan to various employees and a consultant, 4.5 million of which were awarded to the CEO. The Company also issued 150,000 restricted common shares to an employee on November 27, 2007.

The Company issued 138,872 common shares to a former employee as repayment for an unsecured loan payable of $13,873 on December 13, 2007 (see Note 6 – Unrelated Party).

Outstanding warrants to purchase a total of two million common shares expired on December 31, 2007 without exercise by the warrant holders (see Note 9 – Common Stock Warrants).

On January 13, 2008, the two notes payable due December 31, 2007 were amended by the note holder to extend the maturity date of the notes to June 30, 2008 (see Note 7).

The Company issued 500,000 restricted common shares to a financial services company on November 27, 2007 pursuant to the execution of an agreement for that company to provide capital raising and other corporate services.