Form 10QSB
period 2007-12-31
O2 Secure Wireless, Inc.
filed 2008-03-21
CIK 1326852

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of March 20, 2008, the Registrant had outstanding 28,065,424 shares of its Common Stock, no par value.

Transitional Small Business Disclosure Format (check one): Yes ☐;  No ☒

O2 Secure Wireless, Inc.
FORM 10-QSB REPORT INDEX

PART I - FINANCIAL INFORMATION
 Item 1. Financial Statements
  Consolidated Balance Sheet (unaudited)
  Consolidated Statement of Operations (unaudited)
  Consolidated Statements of Cash Flows (unaudited)
  Notes to Consolidated Financial Statements
 Item 2. Management Discussion and Analysis
  Results of Operations
  Off-Balance Sheet Arrangements
  Disclosure Regarding Forward Looking Statements and Safe Harbor
 Item 3. Controls and Procedures
 Item 3A(T). Controls and Procedures

PART II - OTHER INFORMATION
 Item 1. Legal Proceedings
 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
 Item 3. Defaults Upon Senior Securities
 Item 4. Submission of Matters to a Vote of Security Holders
 Item 5. Other Information
 Item 6. Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

O2 SECURE WIRELESS, INC. AND SUBSIDIARY
---------------
CONSOLIDATED BALANCE SHEET
December 31, 2007
(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$830
Trade accounts receivable	9,708
Other current assets	11,000
Total current assets	21,538

EQUIPMENT, net of accumulated depreciation	387,631

OTHER ASSETS:
Restricted investment, at fair value	30,753
Deposit	11,250

$451,172

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Unsecured loan payable - related party	$19,425
Notes payable - related party	64,800
Accounts payable	240,049
Accrued expenses - related party	68,542
Deferred revenue	6,114
Total current liabilities	398,930

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0
Common stock, no par value, 50,000,000 shares authorized, 28,065,284 issued and outstanding	3,052,225
Other capital	99,643
Accumulated (deficit)	(3,099,626)
Total stockholders' equity	52,242

$451,172

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC. AND SUBSIDIARY
---------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
Three Months Ended
December 31,
	2007	2006
REVENUES:
Network service revenues	$122,493	$63,924
Network component sales	2,599	36,436
Consulting and other	11,230	1,073

Total revenues	136,322	101,433

COSTS AND EXPENSES:
Cost of network service revenues	53,134	11,662
Cost of network component sales	2,232	29,959
Selling general and administrative:
Compensation	106,420	101,884
Professional services	182,311	50,523
Communications	13,654	29,782
Travel & entertainment	0	2,370
Other	25,913	39,048
Loss on disposal of equipment	2,737	0
Depreciation expense	34,939	30,638

Total cost and expenses	421,340	295,866

OTHER INCOME (EXPENSE):
Interest income (expense), net	(1,601)	2,006

NET (LOSS)	$(286,619)	$(192,427)

BASIC AND DILUTED NET (LOSS)
PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	27,324,225	26,137,422

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC. AND SUBSIDIARY
---------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Three Months Ended
December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operations	$(286,619)	$(192,427)
Adjustments to reconcile net loss to net cash (used in) operating activities:
operating activities:
Stock compensation expense	140,000	0
Stock option expense	20,843	0
Loss on disposal of equipment	2,737	0
Accrued interest income on investment	(102)	0
Depreciation expense	34,939	30,638
Change in:
Accounts receivable	16,175	(9,662)
Other current assets	2,704	(16,403)
Deposit	0	(7,500)
Accounts payable	79,441	(8,662)
Accrued expenses	8,128	16,914
Customer deposit	0	10,000
Deferred revenue	(25,388)	(669)
Net cash used in operating activities	(7,142)	(177,771)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and capitalized installation costs	(3,700)	(60,256)
Proceeds from disposal of equipment	5,500	0
Net cash provided by (used in) investing activities	1,800	(60,256)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,342)	(238,027)
CASH AND CASH EQUIVALENTS, beginning of period	6,172	522,351

CASH AND CASH EQUIVALENTS, end of period	$830	$284,324

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007
(unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

Interim Financial Information. The accompanying unaudited consolidated financial statements of O2 Secure Wireless, Inc. (the "Company") have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2007. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of O2 Secure Wireless, Inc. and its wholly-owned subsidiary, Epiphony Voice Solutions, LLC. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained operating losses since inception, and it has been dependent upon private placements of stock and limited private lending to provide sufficient working capital in order to finance its operations. Two Securities Purchase Agreements with an investor have represented substantially all of the Company's sole source of private stock placements to date, the latest of which expired on September 30, 2006. Shares given to individuals under a debt offering are also considered private placements by the Company. Two such agreements were extended, as described in Note 6.

The Company's ability to continue in existence is dependent upon developing additional sources of capital and/or achieving profitable operations. Management's plan is to raise capital through additional private offerings and financing initiatives, while actively seeking installation agreements with new customers under arrangements that will generate cash flow immediately upon activation of service and for which the customer will agree to subsidize installation costs, in addition to profitable sales of certain products for which it is an authorized distributor. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - COMMITMENTS

Operating Leases. On November 28, 2006, the Company executed a five-year, non-cancelable lease for office space commencing January 1, 2007. Monthly minimum lease payments during calendar year 2007 were $3,750, with annual escalations over the lease term to $4,387 per month. Beginning January 1, 2008, under the terms of the lease monthly rent will increase to $3,900.

Employment Agreements. In accordance with the Company's employment agreement with its present CEO, this officer's salary will increase from $6,667 per month to $8,667 per month beginning January 1, 2008. Unpaid salary due to this officer is $60,000 at December 31, 2007, which is included in accrued expenses in the accompanying consolidated balance sheet.

NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock Issued for Services and Debt Settlement. On November 27, 2007, the Company issued 500,000 restricted common shares with a market value of $50,000 based upon the closing stock price at the grant date to a financial services company pursuant to the execution of an agreement for this company to provide capital raising and other corporate services. On December 13, 2007, the Company issued 138,732 common shares with a market value of $13,873 based upon the closing stock price at the grant date to a former employee in settlement for an unsecured loan payable of $13,873.

Stock-Based Compensation. On October 29, 2007, the Board of Directors adopted an Employee Equity Incentive Plan (the "Plan") as approved by the shareholders on October 22, 2007. The Plan provides for the Company to grant qualified and nonqualified stock options, restricted stock, stock grants, and other equity-based awards ("Awards") as defined in the Plan document to employees, directors and consultants of the Company. Awards are subject to vesting requirements and other restrictions as may be specified in the Award Agreement. For stock option grants, the length of the option period is not to exceed 10 years and the exercise price must be not less than 100% of the market price of the Company's common stock at the date of the grant. A maximum of 10 million common shares are authorized for issuance under the Plan.

On October 29, 2007, 750,000 restricted common shares with a market value of $75,000 based upon the closing stock price on the grant date were awarded under the Plan to a consultant who also functions as the Company's External Acting CFO. The Company also awarded 150,000 restricted common shares with a market value of $15,000 based on the closing stock price on the grant date to an employee on November 27, 2007.

On October 29, 2007, common stock options for 6.2 million shares were granted under the Plan to various employees and the External Acting CFO, 4.5 million of which were awarded to the CEO. The shares underlying these options are restricted because the Company has not yet filed Form S-8 to register the securities offered under the Plan. Under the Award Agreements, these option grants vest over graded three year period beginning one year after the grant date, with 1/3 of granted options vesting at the end of each completed service year. Notwithstanding the foregoing, 83,333 of the options granted to the External Acting CFO, vested on the grant date with the remainder vesting 1/2 each year for the following two years. Non-vested option grants are subject to forfeiture if the grantees' services to the Company terminate prior to vesting. Stock option activity for the three months ended December 31, 2007 is summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2007	0	0
Granted	6,200,000	$0.10
Exercised	0	0
Forfeited	0	0
Outstanding at December 31, 2007	6,200,000	$0.10

Exercisable at December 31, 2007	83,333	$0.10
Remaining reserved for grant at December 31, 2007	2,900,000

In calculating the impact for options granted during the three months ended December 31, 2007, the fair market value of the options at the date of the grant was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect, market conditions and experience. Implied volatility was used based on similar industry sector data which management believes is representative of the Company, due to insufficient trading history upon which an expected volatility can be estimated. The expected term represents the Company's estimated life of the options, considering effects such as future exercising and forfeitures, rather than contractual lives. The risk-free rate is equivalent to the U.S Treasury yield in effect at the time of grant for the estimated term of the option grant. The option valuation variables for options granted in three months ended December 31, 2007 are implied volatility of 70%, expected term of three years, and risk free interest rate of 3.85%. The variables and assumptions used resulted in a total estimated value of $302,090 for the stock options granted in the three months ended December 31, 2007. The Company amortizes the estimated value of options granted to compensation on a straight-line basis over the service period required by the grantee to be fully vested. Compensation expense recorded during the three months ended December 31, 2007 was $20,843.

Common Stock Warrants. On December 31, 2007, an outstanding warrant to purchase one million common shares expired without exercise by the warrant holder.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Financing Activities. As disclosed in Note 4, on December 13, 2007, the Company issued 138,732 common shares with a market value of $13,873 to a former employee in settlement of an unsecured loan payable of $13,873.

During the three months ended December 31, 2006, the Company issued of common stock with a stated value of $100,000 in settlement of a $20,000 loan and $10,000 accrued liability owed to an investor.

NOTE 6 - SUBSEQUENT EVENT

On January 13, 2008, two notes payable to a related party totaling $64,800 in principal plus accrued interest of $5,632 due December 31, 2007 were amended by the note holder to extend the maturity date of the notes to June 30, 2008.

Item 2. Management Discussion and Analysis

At the conclusion of the first Quarter of Fiscal Year 2008, the Company has shown increased revenues and increased expenses. At the same time, the Company also has increasing liabilities where revenues do not yet completely outpace expenses. The Company is progressing to reduce and eliminate that gap, but the Company continues to struggle due to its accruing liabilities.

As described in the Company's 10-KSB filing for the year ended September 30, 2007, the Company altered its expense structure to continue operations without reducing staff levels or downgrading the level of service to its customers. Examples of modifications of the Company's expense structure included partial or full deferral of officer compensation, elimination of non-essential services, liquidation of non-essential component stock hardware, the removal of the "Subscription Model" for new deployments, as well as a general reduction in Company-provided capital outlay for new installations.

The goal of management is to provide enough revenues to sustain operations and encourage future growth, while also decreasing expenses to attain that goal at a faster pace.

The alterations and reductions in the Company's expense structure combined with the increase in total revenues have reduced the Company's overhead and increased its operating margin. However, there remains a gap, demonstrated by the Company's net loss for the quarter.

The Company's current operating capital deficit is approximately $377,000. To address the increasing liabilities, management has continued to refine its prediction models to address the shortage of cash while addressing the best use of the Company's existing capital resources, such as remaining inventory and the use of its fixed assets to generate additional revenues. Also, the Company's vendors have been working with management to determine payment schedules to reduce outstanding liabilities over time. The Company anticipates that outstanding liabilities that cannot be reduced in a timely manner will result in penalization such as finance charges or suspension of services necessary for continued efficient operation of some Company services. Such suspensions may result in the Company's delayed ability or inability to acquire necessary hardware for maintenance of existing properties, suspension or termination of some bandwidth provided to properties, reducing the overall level of service to its customers. The Company is working to reduce the likelihood of such events occurring, but can provide no guarantee that they can be completely avoided in all instances.

Management has continued to pursue additional revenue from its traditional business model, and has seen some success. Similarly, the company has seen some of its planned expense decreases executed properly, but not to the full extent that it would prefer. Moreover, management is still pursuing additional capital infusion as well as partnership opportunities with other companies within the same vertical, with regards to strategic partnerships, merger and acquisition discussions, equity and debt financing. Discussions related to such matters are ongoing, but no definitive agreements have been made to date.

Results of Operations

During the periods ended December 31, 2007 and 2006, the Company generated $136,322 and $101,433 of revenues, respectively, and incurred net losses of ($286,619) and ($192,427), respectively. This is an increase in revenues of 34% over the same period last year and an increase of 49% in overall net loss compared to the same period last year. During the period ended December 31, 2007, the Company was receiving revenue from seventeen operational networks versus six during the same period in the prior year.

The Company's net loss for the period ended December 31, 2007 did not increase in line with our revenue increase as the result of expenses incurred related to a one-time increase in professional fees. Operational and administrative changes were instituted and are intended to continue, in order to support the initiatives pursued by management to increase business activity between periods.

Significant expenses during the periods ended December 31, 2007 and 2006 were as follows:

Capitalized material and labor costs for network installations were $3,700 and $0 during the periods ended December 31, 2007 and 2006, respectively. During the period ended December 31, 2007, the Company completed nine installation projects in Chattanooga, Tennessee, Austin, Texas, and Atlanta, Georgia. During the year ended September 30, 2006, we completed three installation projects in Tampa, Florida and Atlanta, Georgia. During the most recent period ended December 31, 2007, the Company completed four property expansions (considered a "Phase II" of each of those properties, one in Atlanta, Georgia, and three in Austin, Texas), and increased operating revenues for existing properties.

Professional fees represent expenses necessary for outside accounting, audit, legal and transfer agent fees, a majority of which relate to regulatory compliance. During the periods ended December 31, 2007 and 2006, professional fees represented $182,311 and $50,523 of expenses, respectively. The increase in these expenses for the period ended December 31, 2007 over the period ended December 31, 2006 was the direct consequence of inefficiencies related to internal controls and procedures that were revealed during the period, but also reflect a change in outside consulting versus internal salary related to these responsibilities. These inefficiencies have since been addressed and rectified. It should be noted that a portion of the cost overruns related to accounting fees may also be reflected in the second Quarter of Fiscal Year 2008 due to some of those costs not being fully absorbed during Q1. Although the increases do partially reflect both the increase in operational tempo during that year in addition to regulatory reporting costs incurred from the Company's SEC registration process, it is the Company's goal to continually decrease these expenses on a quarterly basis until they are in-line with management's expectations. Management's goal in this regard will be to continue increasing efficiency, consistency and accuracy with regards to internal financial tracking and reporting.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Disclosure Regarding Forward Looking Statements and Safe Harbor

This Quarterly Report on Form 10-QSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time-to-time issue certain statements, either in writing or orally, which contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors ("Important Factors") and other factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company's expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

Item 3. Controls and Procedures

The Company's Chief Executive Officer evaluated the Company's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of September 30, 2007, and within the 90 day period prior to the filing of the report concluded that the controls, as they existed, were ineffective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. This conclusion was based upon the number and magnitude of the year end adjusting entries and additional financial reporting disclosures identified by the Company's independent accountants.

Since that determination, changes in internal control over financial reporting that occurred during the last fiscal quarter and subsequent to the Company's Chief Executive Officer's evaluation have been instituted to ensure that internal control procedures and information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms going forward. None of these changes to control and procedures have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Item 3A(T). Controls and Procedures

This quarterly report does not include a detailed report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to the transition period established by rules of the Securities and Exchange Commission. This report will be included with the Company's annual filing for the year ending September 30, 2008.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On October 22, 2007, the Company held its annual shareholder meeting.

Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act for the re-election of the board of directors and for the shareholder ratification of the Employee Equity Incentive Plan.

The Employee Equity Incentive Plan was approved by a majority of the Company's shareholders, and the board of directors was re-elected in its entirety.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number  Description and Incorporation by Reference

4.1   Definitive Proxy Statement, 2007 Annual Shareholder Meeting (1)
31*   Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
   and Acting Chief Financial Officer
32*   Certification by the Chief Executive Officer and Acting Chief Financial
    Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
   Sarbanes-Oxley Act of 2002

(1) Incorporated by Reference from Schedule 14A dated September 20, 2007.
* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O2 Secure Wireless, Inc.

March 21, 2008

/s/ Craig Sellars
_______________________________
Craig C. Sellars, President,
President, Chief Executive Officer and
Acting Chief Financial Officer

/s/ Keith Greaves
_______________________________
Keith A. Greaves, Corporate Secretary