Form 10-Q
period 2008-05-14
O2 Secure Wireless, Inc.
filed 2008-05-15
CIK 1326852

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHNGE ACT OF 1934
For the quarterly period ended March 31, 2008

[   ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number: 001-32882

O2 SECURE WIRELESS, INC.
(Exact name of small business issuer as specified in its charter)

Georgia	45-0526044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4898 South Old Peachtree Road, Suite 150 Norcross, GA	30071
(Address of Principal Executive Offices)	(Zip Code)

(678) 942-0684
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes[     ] No

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                              [     ]                                                                                       Accelerated filer  [     ]
Non-accelerated filer                                                [     ]     (Do not check is a smaller reporting company)Smaller reporting company[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[    ] Yes[ X ] No

As of May 14, 2008, the Registrant had outstanding 28,065,284 shares of its Common Stock, no par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	September 30, 2007
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,183	$6,172
Trade accounts receivable	1,689	25,883
Other current assets	11,000	13,704
TOTAL CURRENT ASSETS	22,872	45,759

EQUIPMENT, net of accumulated depreciation	354,239	427,107

OTHER ASSETS:
Restricted investment, at fair value	30,334	30,651
Deposits	11,250	11,250

	$418,695	$514,767

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Unsecured loans payable:
Related party	$19,425	$19,425
Unrelated party	-	13,873
Note payable - related party	64,800	64,800
Accounts payable and accrued expenses	321,829	166,258
Accrued expenses - related party	85,688	54,764
Deferred revenue	7,925	31,502
TOTAL CURRENT LIABILITIES	499,667	350,622

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, no par value, 50,000,000 shares authorized,
28,065,284 and 26,526,552 shares issued and outstanding at
March 31, 2008 and September 30, 2007, respectively	3,097,295	2,898,352
Other capital	78,800	78,800
Accumulated (deficit)	(3,257,067)	(2,813,007)
Total Stockholders' Equity (Deficit)	(80,972)	164,145

	$418,695	$514,767

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,

	2008	2007	2008	2007
REVENUES:
Network service revenues	$121,576	$73,842	$244,069	$137,766
Network component sales	1,094	3,597	3,694	40,033
Consulting and other	3,439	-	14,668	1,073

Total revenues	126,109	77,439	262,431	178,872

COSTS AND EXPENSES:
Cost of network service revenues	42,975	15,944	96,110	27,748
Cost of network component sales	276	1,977	2,508	31,936
Selling general and administrative:
Compensation	86,741	106,053	193,161	207,936
Professional services	86,962	61,685	268,235	112,208
Communications	7,716	30,592	18,965	60,375
Other	22,834	44,464	52,498	85,742
Loss on disposal of equipment	-	-	2,737	-
Depreciation expense	34,380	33,585	69,076	64,223

Total cost and expenses	281,884	294,300	703,290	590,168

OTHER INCOME (EXPENSE):
Interest income (expense), net	(1,600)	723	(3,201)	2,729

NET (LOSS)	$(157,375)	$(216,138)	$(444,060)	$(408,567)

BASIC AND DILUTED NET (LOSS)
PER COMMON SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	28,065,284	26,176,552	27,692,730	26,170,508

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

b
O2 SECURE WIRELESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)
	Six Months Ended
	March 31,	March 31,
	2008	2007
OPERATING ACTIVITIES:
Net (loss) from operations	$(444,060)	$(408,567)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock compensation expense	140,000	-
Stock option expense	45,070	-
Loss on disposal of equipment	2,737	-
Depreciation expense	69,076	64,223
Change in:
Accounts receivable	24,194	(6,504)
Other current assets	2,704	(503)
Other non-current assets	-	(13,136)
Accounts payable and accrued expenses	161,221	(1,730)
Accrued expenses - related party	25,274	1,801
Deferred revenue	(23,577)	13,947

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	2,639	(350,469)

INVESTING ACTIVITIES:
Purchase of equipment and capitalized installation costs	(4,445)	(127,101)
Proceeds from disposal of equipment	5,500	-
Investment income	317	-

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	1,372	(127,101)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,011	(477,570)

CASH AND CASH EQUIVALENTS, beginning of period	6,172	522,351

CASH AND CASH EQUIVALENTS, end of period	$10,183	$44,781

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2008
(unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

Interim Financial Information. The accompanying unaudited consolidated financial statements of O2 Secure Wireless, Inc. (the "Company") have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2007. Operating results for the three and six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of O2 Secure Wireless, Inc. and its wholly-owned subsidiary, Epiphony Voice Solutions, LLC. All material intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications. Certain amounts in the accompanying 2007 consolidated financial statements have been reclassified in order to conform to 2008 financial statement presentation.

NOTE 2 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained operating losses since inception, and it has been dependent upon private placements of stock and limited private lending to provide sufficient working capital in order to finance its operations. Two Securities Purchase Agreements with an investor have represented substantially all of the Company's sole source of private stock placements to date, the latest of which expired on September 30, 2006. Shares given to individuals under a debt offering are also considered private placements by the Company. Two such agreements were extended, as described in Note 5.

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

NOTE 3 – NOTES PAYABLE - RELATED PARTY

On January 13, 2008, two notes payable to a related party totaling $64,800 in principal plus accrued interest of $5,632 due December 31, 2007 were amended by the note holder to extend the maturity date of the notes to June 30, 2008.

NOTE 4 – COMMITMENTS

Operating Leases. On November 28, 2006, we executed a five-year, non-cancelable lease for office space commencing January 1, 2007. Monthly minimum lease payments during calendar year 2007 were $3,750, with annual escalations over the lease term to $4,387 per month. Beginning January 1, 2008, under the terms of the lease monthly rent increased to $3,900.

Employment Agreements. In accordance with our employment agreement with our present CEO, this officer’s salary  increased from $6,667 per month to $8,667 per month beginning January 1, 2008. Unpaid salary due to this officer is $78,764 at March 31, 2008, which is included in accrued expenses – related party in the accompanying 2008 consolidated balance sheet.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

On October 29, 2007, 750,000 restricted common shares with a market value of $75,000 based upon the closing stock price on the grant date were awarded under the Plan to a consultant who also functioned as the Company's External Acting CFO. The Company also awarded 150,000 restricted common shares with a market value of $15,000 based on the closing stock price on the grant date to an employee on November 27, 2007.

On October 29, 2007, common stock options for 6.2 million shares were granted under the Plan to various employees and the External Acting CFO, 4.5 million of which were awarded to the CEO. The shares underlying these options are restricted because the Company has not yet filed Form S-8 to register the securities offered under the Plan. Under the Award Agreements, these option grants vest over graded three year period beginning one year after the grant date, with 1/3 of granted options vesting at the end of each completed service year. Notwithstanding the foregoing, 83,333 of the options granted to the External Acting CFO, vested on the grant date with the remainder vesting 1/2 each year for the following two years. Non-vested option grants are subject to forfeiture if the grantees' services to the Company terminate prior to vesting. Stock option activity for the three and six months ended March 31, 2008 is summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at September 30, 2007	-	-
Granted	6,200,000	$0.10
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2007	6,200,000	$0.10
Granted	-	-
Exercised	-	-
Forfeited	(266,667)	-
Outstanding at March 31, 2008	5,933,333	$0.10

Exercisable at March 31, 2008	83,333	$0.10
Remaining reserved for grant at March 31, 2008	3,166,667

In calculating the impact for options granted during the six months ended March 31, 2008, the fair market value of the options at the date of the grant was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect, market conditions and experience. Implied volatility was used based on similar industry sector data which management believes is representative of the Company, due to insufficient trading history upon which an expected volatility can be estimated. The expected term represents the Company's estimated life of the options, considering effects such as future exercising and forfeitures, rather than contractual lives. The risk-free rate is equivalent to the U.S Treasury yield in effect at the time of grant for the estimated term of the option grant. The option valuation variables for options granted in three months ended December 31, 2007 are implied volatility of 70%, expected term of three years, and risk free interest rate of 3.85%. The variables and assumptions used resulted in a total estimated value of $302,090 for the stock options granted in the three months ended December 31, 2007. The Company amortizes the estimated value of options granted to compensation on a straight-line basis over the service period required by the grantee to be fully vested. Compensation expense recorded during the three and six months ended March 31, 2008 was $24,227 and $45,070.

Common Stock Warrants. On December 31, 2007, an outstanding warrant to purchase one million common shares expired without exercise by the warrant holder.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Financing Activities. As disclosed in Note 5, on December 13, 2007, we issued 138,732 common shares with a market value of $13,873 to a former employee in settlement of an unsecured loan payable of $13,873.

During the six months ended March 31, 2007, we issued of common stock with a stated value of $100,000 in settlement of a $20,000 loan and $10,000 accrued liability owed to an investor.

Item 2. Management Discussion and Analysis

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended September 30, 2007. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

At the conclusion of the second Quarter of Fiscal Year 2008, the Company continues to show increased revenues.  The Company also demonstrated a substantial and meaningful decrease in expenses.  For the first time, the Company can report an increase in Cash due to Operating Activities.  (Previous quarters have shown increases in Cash due to Financing activities only).  This quarter also provided the company with its highest operating margin since inception. This increase in cash is primarily due to non payment or stretched payment terms with our various vendors as seen by the increase in our current liabilities of approximately $149,000.

Similar to the previous fiscal quarter, the Company still has increasing liabilities where revenues do not yet completely outpace expenses.  The Company continues to reduce that gap, but accrued liabilities will increase until the gap is completely eliminated.

As described in the Company’s 10-KSB filing for the year ended September 30, 2007, the Company altered its expense structure.  The Company’s goal is to expand and continue operations without requiring a reduction of staff levels and without downgrading the level of service to its customers.  Deferral of officer compensation, elimination of non-essential or redundant services, liquidation of non-essential component hardware, the removal of the “Subscription Model” for new deployments, as well as a general reduction in Company-provided capital outlay for new installations have all contributed to this successful reduction in expenses.

The Company’s largest expense on a quarterly basis has been, and continues to be professional services, such as legal, accounting and auditing costs.  This quarter the Company demonstrated a substantial decrease in those costs.

The alterations and reductions in the Company’s expense structure combined with the increase in total revenues have reduced the Company’s overhead and increased its operating margin.  The Company’s net loss for the quarter, the smallest loss per quarter since inception, demonstrates the efforts of our talented and dedicated personnel.

Liquidity

The Company’s working capital deficit increased to approximately $477,000 at March 31, 2008 an increase of approximately $173,000 compared  to September 30, 2007. To address the increasing liabilities, management intends to continue working to successfully refine its revenue and expense models to address the shortage of cash while addressing the best use of the Company’s existing capital resources.  The Company’s vendors have been working with management on payment schedules that will reduce outstanding liabilities over time.  Some outstanding liabilities that cannot be reduced quickly enough may result in penalization such as finance charges or suspension of services.  Such suspensions may result in the Company’s delayed ability or inability to acquire necessary hardware for deployments on new properties or maintenance of existing properties, while suspension or termination of some bandwidth provided to properties may reduce the overall level of service to its customers until a suitable replacement can be provisioned.  The Company has reduced the likelihood of such events occurring and believes it has some alternatives in place to respond to those events, but the Company can provide no guarantee that such events can be completely avoided under all circumstances.

Management continues to pursue and acquire additional revenue from its traditional business model.  Similarly, the company has seen many of its planned recurring expenses decrease.  Moreover, the Company is eagerly pursuing additional capital infusions and partnership opportunities with other companies.. The Company has not executed any binding agreements in this regard and there is no assurance that any binding agreements will be reached.

Results of Operations

During the 3-month periods ended March 31, 2008 and 2007, the Company generated $126,109 and $77,439 of revenues, respectively, and incurred net losses of ($157,375) and ($216,138), respectively. This is an increase in revenues of 63% over the same period last year and a decrease of 27% in overall net loss compared to the same period last year. For the period ended March 31, 2008, the Company received revenue from eighteen operational networks versus seven during the same period in the prior year.

The Company’s net loss for the period ended March 31, 2008 was in line with our revenue increase and overall expense decrease, compared to the previous quarter’s expenses incurred related to a one-time increase in professional fees during that period.

Operational and administrative efficiencies were instituted and are intended to continue in order to support the initiatives pursued by management to increase business activity.

The increase in current liabilities of the Company against its current assets resulted in a stockholder’s equity deficit this quarter.  Those accrued liabilities consist of $64,800 of notes payable to related parties and $19,425 loans payable to related-parties, deferred salary of the Chief Executive Officer in the amount of $78,764, which combined comprise 33% of the Company’s total liabilities.  Accounts payable and accrued expenses, which increased 94% from $166,258 at September 30, 2007 to $321,829 at March 31, 2008 are due to our cash position and will continue to increase until the Company reaches profitability.

During the 6-month periods ended March 31, 2008 and 2007, the Company generated $262,431 and $178,872 of revenues, respectively, and incurred net losses of ($444,060) and ($408,567), respectively. This is an increase in revenues of 47% over the same period last year and a slight increase of 9% in overall net loss compared to the same period last year..

Mr. Keith A. Greaves, a Company founder, director, and its corporate secretary, re-joined the management team as the Acting Chief Financial Officer in February 2008.  He coordinates the accounting, auditing and reporting efforts of the Company.  The dramatic decrease in professional services expenses this quarter is a positive consequence of his assumption of those duties.

Significant expenses during the three and six month period ended March 31, 2008 and 2007 were as follows:

Professional fees represent expenses necessary for outside accounting, audit, legal and transfer agent fees, a majority of which relate to legal and regulatory compliance. For this period, our professional fees expense was $86,962 and $193,161 compared with $61,685 and $112,208  in the previous three and six month period ended March 31, 2007.  This represents a substantial 41% and 73% increase. This is primarily due to the need to continue using outside consultants to help with financial reporting which we hope to be offset in the future with the addition of Mr. Greaves.
This increase is was also the direct consequence of higher-than-normal costs related to deficiencies in internal controls and procedures.  These deficiencies were revealed during the previous period ending December 31, 2007.
As mentioned in the 10-QSB for the Q1 period ended December 31, 2007, some increased accounting expense from that period is included in the reporting this quarter due to a portion of those costs not being fully absorbed during Q1.

We believe inefficiencies in internal controls revealed during the previous period while still present are being addressed, as is demonstrated by the sharp decrease in professional services expenses of this fiscal quarter versus the immediately preceding quarter.

Professional services costs have decreased compared to the first quarter of fiscal 2008, the net loss for this three month period is the lowest reported by the Company since inception, and the Company’s operating margin is at its highest point since inception.  Company management is encouraged by these efforts, while acknowledging several challenges and difficulties to overcome.  Of those challenges, the increasing liabilities and increasing capital deficit relative to revenue increases will be the primary focus going forward.  Management’s expectations have not yet been met in this regard, and the Company endeavors to continue on the path being demonstrated in the past few quarters.

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

Disclosure Regarding Forward Looking Statements and Safe Harbor

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, which contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors that could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company, as defined by Rule 229.10(f)(1) is a “smaller reporting company” and therefore has no required disclosures under this Item.

Item 4. Controls and Procedures

The Company’s acting Chief Financial Officer under the direction of the Chief Executive Officer evaluated the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of March 31, 2008.  Within the 45-day period prior to the filing of that period’s report, the acting Chief Financial Officer concluded that the controls as they existed were ineffective to ensure the information disclosed by the Company under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This conclusion was based upon the number and magnitude of year-end adjusting entries and the additional financial reporting disclosures identified by the Company’s independent accountants.

Since our initial determination in our 10KSB for the year ended September 30, 2007, changes in internal control over financial reporting are being instituted to help ensure that internal control procedures and information disclosed by the Company under the Securities and Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms going forward. These changes include additional involvement by more skilled outside consultants and the hiring of a Chief Financial Officer.  None of the changes to internal control and procedures have materially affected, nor are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 4(T). Controls and Procedures

This quarterly report does not include a detailed report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to the transition period established by rules of the Securities and Exchange Commission.  This report will be included with the Company’s annual filing for the year ending September 30, 2008.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None required to be reported due to Company’s status as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number                                           Description and Incorporation by Reference
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Acting Chief Financial Officer
32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O2 Secure Wireless, Inc.

May 14, 2008                                                                           ___/s/ Craig C. Selllars_____________
Craig C. Sellars, President and
Chief Executive Officer

May 14, 2008                                                                           ___/s/ Keith A. Greaves____________
Keith A. Greaves, Secretary and
Acting Chief Financial Officer