Form 10-Q
period 2008-06-30
O2 Secure Wireless, Inc.
filed 2008-08-14
CIK 1326852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                       ☒ Yes            ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of July 31, 2008, the Registrant had outstanding 28,065,284 shares of its Common Stock, no par value.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
O2 SECURE WIRELESS, INC. AND SUBSIDIARY
---------------
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	September 30, 2007
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,653	$6,172
Trade accounts receivable	20,079	25,883
Other current assets	13,278	13,704
TOTAL CURRENT ASSETS	36,010	45,759

EQUIPMENT, net of accumulated depreciation	320,327	427,107

OTHER ASSETS:
Restricted investment, at fair value	30,334	30,651
Deposits	11,250	11,250

	$397,921	$514,767

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$328,450	$166,258
Note payable - related party	64,800	64,800
Accrued expenses - related party	106,549	54,764
Other payables:
Related party	22,925	19,425
Unrelated party	-	13,873
Deferred revenue	4,349	31,502
TOTAL CURRENT LIABILITIES	527,073	350,622

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, no par value, 50,000,000 shares authorized, 28,065,284 and 26,526,552 shares issued and outstanding at June 30, 2008 and September 30, 2007, respectively	3,121,049	2,898,352
Other capital	78,800	78,800
Accumulated (deficit)	(3,329,001)	(2,813,007)
Total Stockholders' Equity (Deficit)	(129,152)	164,145

	$397,921	$514,767

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC. AND SUBSIDIARY
---------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2008		2007	2008	2007
REVENUES:
Network service revenues		$132,319	$86,215	$376,448	$223,981
Network component sales		2,117	24,668	5,811	64,779
Consulting and other		15,109	1,573	29,718	2,646

Total revenues		149,545	112,456	411,977	291,406

COSTS AND EXPENSES:
Cost of network service revenues		49,884	22,048	145,994	49,796
Cost of network component sales		379	51,903	2,887	83,880
Selling general and administrative:
Compensation		96,404	72,256	288,393	276,858
Professional services		12,431	15,674	280,666	131,216
Communications		10,093	45,662	29,059	106,037
Other		23,982	36,604	76,651	122,346
Loss on disposal of equipment		-	-	2,737	-
Depreciation expense		25,672	34,840	93,723	99,063

Total cost and expenses		218,845	278,987	920,110	869,196

OTHER INCOME (EXPENSE):
Interest income (expense), net		(2,635)	315	(7,862)	3,045

NET (LOSS)		$(71,935)	$(166,216)	$(515,995)	$(574,745)

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE	$	*	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		28,065,284	26,176,552	27,816,461	26,172,523

* Less than $ (0.01)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC. AND SUBSIDIARY
---------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net (loss) from operations	$(515,994)	$(574,745)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock compensation expense	140,000	-
Stock option expense	68,824	-
Loss on disposal of equipment	2,737	-
Depreciation expense	93,723	99,063
Change in:
Accounts receivable	5,804	(286)
Other current assets	426	(10,440)
Other non-current assets	-	(10,201)
Accounts payable and accrued expenses	167,842	24,000
Accrued expenses - related party	46,135	43,048
Other payables - related party	3,500	-
Deferred revenue	(27,153)	7,422

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(14,156)	(422,139)

INVESTING ACTIVITIES:
Purchase of equipment and capitalized installation costs	(4,445)	(99,504)
Proceeds from disposal of equipment	14,765	-
Investment income	317	-

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	10,637	(99,504)

FINANCING ACTIVITIES:
Proceeds from notes payable - related party	-	34,800

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	-	34,800

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,519)	(486,843)

CASH AND CASH EQUIVALENTS, beginning of period	6,172	522,351

CASH AND CASH EQUIVALENTS, end of period	$2,653	$35,508

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008
(unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

Interim Financial Information. The accompanying unaudited consolidated financial statements of O2 Secure Wireless, Inc. (the "Company") have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2007. Operating results for the three and nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of O2 Secure Wireless, Inc. and its wholly-owned subsidiary, Epiphony Voice Solutions, LLC (“Epiphony”). All material intercompany accounts and transactions have been eliminated in consolidation. Epiphony had commenced no operations and was dissolved on May 16, 2008.

Reclassifications. Certain amounts in the accompanying 2007 consolidated financial statements have been reclassified in order to conform to 2008 financial statement presentation.

NOTE 2 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained operating losses since inception, and it has been dependent upon private placements of stock and limited private lending to provide sufficient working capital in order to finance its operations. Two Securities Purchase Agreements with an investor have represented substantially all of the Company's sources of private stock placements to date, the latest of which expired on September 30, 2006. Shares given to individuals under a debt offering are also considered private placements by the Company. Two such agreements were extended, as described in Note 5.

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

NOTE 3 – NOTES PAYABLE - RELATED PARTY

On January 13, 2008, two notes payable to a related party totaling $64,800 in principal plus accrued interest of $5,632 due December 31, 2007 were amended by the note holder to extend the maturity date of the notes to June 30, 2008. On June 17, 2008, the notes were further amended to extend the maturity date to December 31, 2008.

NOTE 4 – COMMITMENTS

Operating Leases. On November 28, 2006, we executed a five-year, non-cancelable lease for office space commencing January 1, 2007. Monthly minimum lease payments during calendar year 2007 were $3,750, with annual escalations over the lease term to $4,387 per month. Beginning January 1, 2008, under the terms of the lease monthly rent increased to $3,900.

Employment Agreements. In accordance with our employment agreement with our present CEO, this officer’s salary increased from $6,667 per month to $8,667 per month beginning January 1, 2008. Unpaid salary due to this officer is $98,333 at June 30, 2008, which is included in accrued expenses – related party in the accompanying 2008 consolidated balance sheet.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Issued for Services and Debt Settlement. On November 27, 2007, the Company issued 500,000 restricted common shares with a market value of $50,000 based upon the closing stock price at the grant date to a financial services company pursuant to the execution of an agreement for this company to provide capital raising and other corporate services. On December 13, 2007, the Company issued 138,732 common shares with a market value of $13,873 based upon the closing stock price at the grant date to a former employee in settlement for an unsecured payable of $13,873.

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

On October 29, 2007, common stock options for 6.2 million shares were granted under the Plan to various employees and the External Acting CFO, 4.5 million of which were awarded to the CEO. The shares underlying these options are restricted because the Company has not yet filed Form S-8 to register the securities offered under the Plan. Under the Award Agreements, these option grants vest over graded three year period beginning one year after the grant date, with 1/3 of granted options vesting at the end of each completed service year. Notwithstanding the foregoing, 83,333 of the options granted to the External Acting CFO, vested on the grant date with the remainder vesting 1/2 each year for the following two years. Non-vested option grants are subject to forfeiture if the grantees' services to the Company terminate prior to vesting. Stock option activity for the three and nine months ended June 30, 2008 is summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2007	-	-
Granted	6,200,000	$0.10
Forfeited	(266,667)	-
Outstanding at March 31, 2008	5,933,333	$0.10
Granted	-
Exercised	-
Forfeited	-
Outstanding at June 30, 2008	5,933,333

Exercisable at June 30, 2008	83,333	$0.10
Remaining reserved for grant at June 30, 2008	3,166,667

In calculating the impact for options granted during the nine months ended June 30, 2008, the fair market value of the options at the date of the grant was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect, market conditions and experience. Implied volatility was used based on similar industry sector data which management believes is representative of the Company, due to insufficient trading history upon which an expected volatility can be estimated. The expected term represents the Company's estimated life of the options, considering effects such as future exercising and forfeitures, rather than contractual lives. The risk-free rate is equivalent to the U.S Treasury yield in effect at the time of grant for the estimated term of the option grant. The option valuation variables for options granted during this period are implied volatility of 70%, expected term of three years, and risk free interest rate of 3.85%. The variables and assumptions used resulted in a total estimated value of $302,090 for the stock options granted. The Company amortizes the estimated value of options granted to compensation on a straight-line basis over the service period required by the grantee to be fully vested. Compensation expense recorded during the three and nine months ended June 30, 2008 was $23,754 and $68,824.

Common Stock Warrants. On December 31, 2007, an outstanding warrant to purchase one million common shares expired without exercise by the warrant holder. As of June 30, 2008, the Company has outstanding warrants to purchase 500,000 shares of common stock issued to a foreign company investor in 2005 in consideration for a Securities Purchase Agreement. On June 30, 2008, the expiration date for these warrants was extended to from June 30, 2008 to September 30, 2009. The Company evaluated the effect of this modification pursuant to FASB statement number 123R and the effect of the modification was determined to be immaterial for financial reporting purposes.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Financing Activities. As disclosed in Note 5, on December 13, 2007, we issued 138,732 common shares with a market value of $13,873 to a former employee in settlement of an unsecured payable of $13,873.

During the nine months ended June 30, 2007, we issued of common stock with a stated value of $100,000 in settlement of a $20,000 loan and $10,000 accrued liability owed to an investor.

Item 2. Management Discussion and Analysis

The following discussion should be read in conjunction with the Company’s unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in the Company’s audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in the Company’s Form 10-KSB for the year ended September 30, 2007. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

In the Third Quarter of Fiscal Year 2008, the Company demonstrated a positive course change by continuing to show increased revenues, decreased expenses and decreased accounts payable.  Similar to the previous quarter, the Company continued to demonstrate a decrease in expenses.  In the Third Quarter of FY2008, the Company posted its lowest net loss since inception.  This quarter also provided the Company with its highest operating margin since inception. These results are primarily due to increased revenues, payment terms with the Company’s various vendors, and the continued decline in professional services expenses.

In contrast to the previous fiscal quarter, the Company decreased its accounts payable liabilities by beginning to utilize cash flow more appropriately, towards existing liabilities as well as recurring expenses.  The Company continues to reduce the gap between revenues and expenses (including non-cash expenses such as depreciation) and, to the extent possible, plans to continue to reduce outstanding liabilities and payables as such gap is completely eliminated.

As described in the Company’s 10-KSB filing for the year ended September 30, 2007, the Company has altered its expense structure.  The Company’s goal is to expand and continue operations without requiring a reduction of staff levels and without downgrading the level of service to its customers.  Deferral of officer compensation, elimination of non-essential or redundant services, liquidation of non-essential component hardware, the removal of the “Subscription Model” for new deployments, as well as a general reduction in Company-provided capital outlay for new installations have all contributed to this successful reduction in expenses.

The Company’s largest expense on a quarterly basis has been professional services such as legal, accounting and auditing costs.  This quarter, as in the previous quarter, the Company demonstrated a substantial decrease in those costs.

The alterations and reductions in the Company’s expense structure combined with the increase in total revenues have further reduced the Company’s overhead and increased its operating margin.  The Company’s net loss for the quarter, the smallest loss per quarter since inception (and 1/2 the amount of the previous fiscal quarter), reflects the efforts and results of the Company’s talented and dedicated personnel.

The prior several quarters have been challenging for the Company, as it continued to report a net loss for each period.  This period’s results demonstrate that the Company is headed in the right direction by increasing revenues, margins, and reducing its net loss.  It would be premature to say that the Company has “turned the corner,” but the results of the Third Quarter of Fiscal Year 2008 are encouraging, and the Company will strive to continue the trend going forward.

Liquidity

Using the method presented in the previous period’s 10-Q, the Company’s working capital deficit increased to approximately $489,000 at June 30, 2008 an increase of approximately $12,000 compared to March 31, 2008. However, compared to the past three quarters ended March 31, 2008, the quarter ended June 30, 2008 had the smallest increase in the Company’s working capital deficit. The working capital deficit growth is slowing down significantly and could continue to do so in future quarters.

To address its outstanding liabilities, management intends to continue working to successfully refine its revenue and expense models to address any shortage of cash while addressing the best use of the Company’s existing capital resources, especially positive cash flow as it comes available.  The Company’s vendors worked with management on payment schedules that have reduced outstanding accounts payable for the quarter, and management will continue to do so over time.

Some outstanding liabilities that cannot be reduced quickly enough may result in penalization such as finance charges or suspension of services.  Suspension or termination of some bandwidth provided to properties may reduce the overall level of service to the Company’s customers until a suitable replacement can be provisioned.  The Company has implemented procedures to reduce the likelihood of such events occurring and believes it has alternatives in place to respond to those events, but the Company can provide no guarantee that such events can be completely avoided under all circumstances.

As was stated in the previous quarter, Company management continues to pursue and acquire additional revenue from its traditional business model, and has added additional lines of revenue by increasing its consulting services.  Similarly, the company continues to see many of its planned recurring expenses decrease.  The Company has not executed any binding agreements in regard to additional capital infusions or partnership opportunities, and there is no assurance that any binding agreements will be reached.  Nonetheless, the Company has engaged in conversations, discussions, and negotiations in this regard which may provide additional growth and capital resources in the future.  The Company continues to aggressively pursue growth opportunities with other companies within the same vertical.

Results of Operations

Three Months Ended June 30, 2008 and 2007

During the 3-month periods ended June 30, 2008 and 2007, the Company generated $149,545 and $112,456 of revenues, respectively, and incurred net losses of ($71,935) and ($166,216), respectively. This is an increase in revenues of 33% over the same period last year and a decrease of 57% in overall net loss compared to the same period last year. For the period ended June 30, 2008, the Company received revenue from eighteen operational networks versus seven during the same period in the prior year.

The Company’s net loss for the period ended June 30, 2008 is in line with its revenue increase and overall expense decrease, compared to the quarter ended June 30, 2007.  The Company continues to stabilize its cost structure relative to its revenue increase, and this period it is able to post its smallest loss since inception.

Operational and administrative efficiencies were instituted within the past 12 months and are intended to continue in order to support the initiatives pursued by management to increase business activity.

Additional cash from operations was used to satisfy some outstanding accounts payable liabilities.  The Company intends to continue paying down outstanding liabilities in this manner until they reach a satisfactory level.

There was an increase in the overall current liabilities of the Company due to an increase in accrued liabilities.  Those accrued liabilities consist of $64,800 of a note payable to a related party, plus interest, and $22,925 loans payable to related-parties, and deferred salary of the Chief Executive Officer in the amount of $98,333, which combined comprise 37% of the Company’s total liabilities.  Accounts payable and accrued expenses, which increased 3%, from $321,829 at March 31, 2008 to $328,450 at June 30, 2008, represent an increase of 75% over the period ended June 30, 2007, when accounts payable was $187,394.  This increase was the result of a tight cash position during the first periods of this fiscal year and the total amount should continue to decrease, as funds are available, while the Company approaches profitability.

Nine Months Ended June 30, 2008 and 2007

During the 9-month periods ended June 30, 2008 and 2007, the Company generated $411,977 and $291,406 of revenues, respectively, and incurred net losses of ($515,994) and ($574,745), respectively. This is an increase in revenues of 41% over the same period last year and a decrease of 10% in overall net loss compared to the same period last year.

Significant expenses during the three- and nine-month periods ended June 30, 2008 and 2007 were as follows:

Professional fees represent expenses necessary for outside accounting, audit, legal and transfer agent fees, a majority of which relate to legal and regulatory compliance. For the three- and nine-month periods ended June 30, 2008, the Company’s professional fees expense was $12,431 and $280,666.  This three-month period represented a substantial 86% decrease in professional services expenses over the previous three-month period ending March 31, 2008, which was $86,962.  Compared with the same three- and nine-month periods from the prior year’s periods, (where professional services fees were $15,674 and $131,216), there was a decrease of 21% for the three-month periods, and an increase of 113% during the nine-month periods.

The decrease of 86% for this three-month period compared to the prior three-month period ending March 31, 2008 are the result of streamlined processes and the efforts of Mr. Greaves, who re-joined the Company in February specifically for this result.  The Company believes inefficiencies in internal controls revealed during the previous period while still present are being addressed, as is demonstrated by the sharp decrease in professional services expenses of this fiscal quarter versus the immediately preceding quarter.

The net loss for this three-month period is the lowest reported by the Company since inception, the Company’s operating margin is at its highest point since inception, and both are better than those reported in the previous period.  Company management is encouraged by the stabilization that has occurred this quarter and the previous quarter, while it continues to acknowledge challenges and difficulties to overcome.  Of those challenges, the accrued liabilities and increasing capital deficit relative to revenue increases continues to be the primary focus.  Management’s expectations had not been completely met during the previous quarter, and are still being approached this quarter.  In this regard, the Company endeavors to continue on the path being demonstrated in the past few quarters, and believes full stabilization might occur once operating cash flow becomes consistently positive with no growth in vendor payables.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company, as defined by Rule 229.10(f)(1) is a “Smaller Reporting Company” and is not required to provide or disclose the information required by this Item.

Item 4. Controls and Procedures

The Company’s acting Chief Financial Officer under the direction of the Chief Executive Officer evaluated the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of June 30, 2008.  Within the 45-day period prior to the filing of that period’s report, the acting Chief Financial Officer concluded that the controls as they existed were ineffective to ensure the information disclosed by the Company under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This conclusion was based upon the number and magnitude of year-end adjusting entries and the additional financial reporting disclosures identified by the Company’s independent accountants for the prior period.

Since the Company’s initial determination in its 10-KSB for the year ended September 30, 2007, changes in internal control over financial reporting have been and are being instituted to help ensure that internal control procedures and information disclosed by the Company under the Securities and Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms going forward. These changes include additional involvement by more skilled outside consultants and the hiring of a Chief Financial Officer.  None of the changes to internal control and procedures have materially affected, nor are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None required to be reported due to Company’s status as a “Smaller Reporting Company” defined by Rule 229.10(f)(1).

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

O2 Secure Wireless, Inc.

August 13, 2008	/s/ Craig C. Sellars
Craig C. Sellars, President and
Chief Executive Officer

August 13, 2008	/s/ Keith A. Greaves
Keith A. Greaves, Secretary and
Acting Chief Financial Officer