Form 10-K
period 2008-09-30
O2 Secure Wireless, Inc.
filed 2009-01-12
CIK 1326852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission File No. 001-32882

O2 SECURE WIRELESS, INC.

(Exact name of registrant as specified in its charter)

Georgia	45-0526044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4898 S. Old Peachtree Rd, Suite 150

Norcross, Georgia 30071

(678) 942-0684

(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	OTCBB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐  No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller Reporting Company  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 7, 2009	$1,242,617
Number of shares of common stock outstanding as of January 7, 2009	31,065,284

DOCUMENTS INCORPORATED BY REFERENCE

Any documents incorporated by reference are described herein, under Item 15 of this Form 10-K

O2 SECURE WIRELESS, INC.
Form 10-K
For the Fiscal Year Ended September 30, 2008
Index
Table of Contents

PART I.

ITEM 1. BUSINESS

ITEM 1A. RISK FACTORS

ITEM 1B. UNRESOLVED STAFF COMMENTS

ITEM 2. PROPERTIES

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

ITEM 9A. CONTROLS AND PROCEDURES

ITEM 9B. OTHER INFORMATION

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PART IV.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Disclosure for Forward Looking Statements

This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time-to-time issue certain statements, either in writing or orally, that contains or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors ("Important Factors") and other factors could cause actual results to differ materially from the Company's expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company's expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

In addition to historical information, the following discussion of the Company's business contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-K entitled "Risk Factors," and "Management's Discussion and Analysis or Plan of Operations of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. O2 Secure Wireless, Inc. ("O2" or the "Company") undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2009.

PART I.

ITEM 1. BUSINESS

General

O2 Secure Wireless, Inc. ("O2," "O2 Secure Wireless," we, us, our, or the "Company") was established as a Georgia Corporation on October 29, 2003 as an Internet communications company providing high-speed wireless broadband products and services to residents within high-density residential communities, mobile professionals, as well as to companies that support these customers. Entering our sixth year of business, O2 has established itself as one of the premier wireless internet service providers within its vertical of large scale wireless internet services. O2 designs, engineers, deploys and maintains wireless internet products that are offered to its primary customers.

Our principal place of business is located at 4898 South Old Peachtree Road, NW, Suite 150, Norcross, GA 30071. Our telephone number is (678) 942-0684.

Principal Products and Services

Wi-Fi Services

The Company's primary line of business and service offering is the design, deployment and maintenance of fixed-location wireless internet services, which can be considered large-scale wireless internet infrastructures that cover the entirety of an installed "property," or community. These infrastructures, deployed on high-density residential communities such as apartment and condominium communities and educational institutions, provide wireless internet via "Wi-Fi," based on the industry standard IEEE 802.11b, to residents and users who reside within these communities.

The majority of our customers are typical "Class A" high-quality residential multiple-dwelling unit (MDU) property management companies, real estate investment trusts (REITs), and educational institutions. Most of our customers are geographically located in the Southeastern United States.

Mobile Services

To compliment the Company's fixed-location Wi-Fi wireless services, we also offer "O2 Anywhere" mobile wireless internet services to mobile professionals and customers "on-the-go."

Under a "white-label" agreement with a large, national wireless telecommunications corporation that provides cellular and mobile data services, O2 Secure Wireless has the ability to re-sell, under its own brand, mobile broadband products and services. These service offerings are dependent on cellular coverage in the area in which the customer may travel.

Utilizing adapters called "AirCards" for embedded devices or personal computers and laptops, O2 Secure Wireless provides customers with the ability to be online in areas without traditional Wi-Fi internet services. These AirCards provide broadband, high-speed wireless internet connections to customers who are traveling or in remote locations.

Another product, the REACTOR, extends the capabilities of the AirCards by using them in concert with a Wi-Fi bridge to broadcast wireless internet to the majority of computers already equipped for traditional Wi-Fi equipment. The REACTOR was designed as an all-in-one product and service offering to allow transportation providers and remote market customers the ability to provide wireless internet to their customers in the absence of traditional wire-line broadband wireless services and to replace cost-prohibitive internet alternatives.

The markets for AirCards are individual mobile professionals or companies with a mobile workforce. The REACTOR is marketed and sold to providers of transportation services such as limousines, motor coaches and commuter bus lines.

Consulting Services

The Company's expertise has been utilized by other companies and organizations attempting to compete within the same market. Our experience has therefore been in demand to augment and compliment these organizations' engineering efforts. In the Company's view, consulting services are a beneficial way to generate additional revenues on an ongoing basis in the absence of additional installations of wireless properties.

ITEM 1A. RISK FACTORS

Competition

The specific market in which we primarily compete, large scale community wireless internet services, is a small niche market with a handful of similar-sized companies that generally have small geographic footprints. Many of the companies that were competitors in the past have gone out of business and some have been acquired by their investment groups or by other companies. If some of these smaller competitors were to grow at a rate substantially higher than us, we could foreseeably encounter competitive difficulties when selling our services to our customers. However, to date, we have encountered few barriers to competition created by these specific-market competitors, and we continue to seek partnerships and other opportunities with these companies to grow our business and further enhance our own service offerings.

Within the specific market in which we compete, there are a few companies that can provide substantial competition if we are confronted directly with them. Our potential customers have in the past submitted requests for proposals (RFP's), where our merits are directly compared to those of our competition. In such instances, we maintain competitive advantages with these other companies, but we may not win such new customers due to our increased costs for implementing our products and services in locations not geographically convenient to our operations.

The general market in which our services compete, wireless and mobile internet access services, is comprised generally of large wireless telecommunications carriers, such as AT&T Wireless, Sprint and Verizon Wireless, or well-funded start-ups such as ClearWire. Other competitors in this general market are providers of small "Hotspot" services to retail and restaurant outlets such as Boingo and Wandering Wi-Fi. Our common competitors in this general market offer similar services at competitive prices. Some of these competitors are large national carriers, while others have large geographic footprints and lucrative partnerships. We do not focus our sales efforts into these markets where the competition level is high; instead we focus our resources in the more specific markets where we excel in both service offering and pricing.

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

If we intended to pursue the markets where the competition level is high, we would likely need to expend a large amount of resources to compete effectively. Under our current operational procedures and strategy, this pursuit will not be engaged until we are able to substantially increase our revenues, merge with similar companies into a larger conglomeration, or raise additional operating capital to fund such an endeavor.

Going Concern

We have experienced a net loss each year since inception. Although these losses continue to decrease year-over-year, it is uncertain when we will become profitable. Our independent auditor included an explanatory paragraph in our financial statements to highlight the significant uncertainty surrounding our ability to continue as a going concern for the years ended September 30, 2008 and 2007, respectively.

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

Limited Trading Market for our Common Stock

Our common stock is subject to quotation on the NASDAQ OTCBB under the stock symbol "OTOW." There has been limited trading activity in our Common Stock. There can be no assurance that a more active trading market will commence in our securities as a result of increasing operations. Further, in the event that an active trading market commences, there can be no assurance as to the level of any market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Regulation

Internet-based communication services generally are not subject to federal fees or taxes such as those imposed to support universal telephone service programs. Changes in the rules or regulations of the U.S. Federal Communications Commission or in applicable federal communications laws relating to the imposition of these fees or taxes could result in new and significant operating expenses for the Company, and could negatively impact our business. Any new law or regulation, U.S. or foreign, pertaining to internet-based communications services, or changes to the application or interpretation of existing laws, could decrease the demand for our services, increase our cost of doing business or otherwise harm our business.

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

"O2 Secure Wireless" is a trade name that we use, and we have filed a federal trademark application with respect to that name. Until we receive confirmation on the receipt of an official trademark from the United States Patent and Trademark Office (USPTO), we rely upon our common law trademark rights with respect to that trade name. "Using the Air to Share" is a registered and assigned trademark with the USPTO assigned to O2 Secure Wireless, Inc.

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

Employees

As of September 30, 2008, the Company has five full-time employees, and two contracted accounting professionals.

The future success of O2 Secure Wireless, Inc. is substantially dependent on the performance of its senior management and key engineering personnel. These individuals have acquired specialized knowledge and skills with respect to O2 and its operations. If any of these individuals were to leave the Company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We anticipate difficulty in hiring personnel with the correct training and experience, and we will be required to train new hires in all areas of the company's operations, which may decrease productivity during these hiring periods.

We do not maintain "key person" life insurance for any of our personnel.

We believe that we have an excellent relationship with our employees, and we have not suffered any labor problems during the last four years.

Dependence on a Few Major Customers

At the end of fiscal year 2006, over half of our customers were apartment complexes owned by one customer. We obtained other customers in fiscal years 2007 and 2008, however this one customer continues to represent a significant amount of our revenues, the loss of which would have a material impact on our operations.

Dependence on Customers in the Real Estate Market

As a substantial majority of our revenues are derived from companies within the real estate market. We anticipate difficulty in receiving payments and initiating new contracts with customers who are impacted by the ongoing financial market conditions. We have customers who are late-paying, and we have converted one property from our "amenity" model to a "subscription" model to alleviate additional costs on the customer. Going forward, if additional customers convert models or default on required monthly payments, we would experience a material impact on our operations and ongoing revenue stream.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments that were issued 180 days or more preceding the end of our 2008 fiscal year regarding our periodic or current reports from the staff of the Securities and Exchange Commission and that remained unresolved.

ITEM 2. PROPERTIES

The Company's corporate headquarters are located in Norcross, Georgia, and consists of approximately 3,000 square feet. The term of this lease is from January 1, 2007 until December 31, 2011, and provides for a monthly base rent of $3,750 in the first year, and higher amounts in subsequent years. This lease has a five year renewal option on the location, and expansion ability within the same building footprint.

Properties utilized by wireless networks generally consist of network switches, wireless access points, radios, antennas and power infrastructure, including other transport facilities. Rights-of-way, rights-of-occupancy and access agreements have been provided by customers and property owners for wireless networks on these premises.

ITEM 3. LEGAL PROCEEDINGS

We are not, nor have we been since our inception, a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on October 22, 2007. As of the close of business on September 8, 2007, the record date for the Annual Meeting, there were 26,526,552 shares entitled to vote, of which there were 799,000 present in person and 15,536,391 present by proxy.

The definitive proxy and the proposals presented therein are incorporated by reference in Exhibit 4.1.

At the Annual Meeting the Company's stockholders approved the following matters:

Proposal 1. Approval of the 2007 Equity Incentive Plan

13,247,493 shares were voted in favor of the proposal; 0 shares voted against the proposal; and 1,162,000 shares withheld their vote.

Proposal 2. Re-election of two (2) Directors

Keith A. Greaves - 16,335,391 shares were voted in favor of the nominee; 0 shares withheld their vote.

Craig C. Sellars - 16,335,391 shares were voted in favor of the nominee; 0 shares withheld their vote.10-K

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Common Share Data

Our common stock is registered with the United States Securities and Exchange Commission under 12(g) of the Securities Exchange Act of 1934. On July 27, 2006, our common stock began trading on the OTC Bulletin Board under the symbol "OTOW."

	2008 Market Price
	High	Low	End of Period
First Quarter	$0.17	$0.05	$0.05
Second Quarter	$0.28	$0.05	$0.06
Third Quarter	$0.35	$0.02	$0.04
Fourth Quarter	$0.10	$0.01	$0.02

	2007 Market Price
	High	Low	End of Period
First Quarter	$1.01	$0.40	$0.50
Second Quarter	$0.99	$0.35	$0.36
Third Quarter	$0.35	$0.10	$0.10
Fourth Quarter	$0.70	$0.10	$0.17

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Number of Shareholders of Record

There were 486 shareholders of record of the common stock as of November 11, 2008. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name."

Dividends

The Company has not declared any cash dividends on its Common Stock during its fiscal years since inception. The board of directors of the Company is not likely to declare dividends and has made no determination to date to declare cash dividends in the foreseeable future. There are no restrictions on the Company's ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The Equity Compensation Plan Information table below reflects the included information for the fiscal year ended September 30, 2008.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,933,333	$0.10	4,066,667
Equity compensation plans not approved by security holders	-	-	-
Total	5,933,333	$0.10	4,066,667

The Company authorizes issuance of equity securities under the equity compensation plan that was adopted with the approval of security holders on October 22, 2007. The Company does not have an equity compensation plan not approved by security holders.

Issuer Purchases of Equity Securities

During the fiscal year ended September 30, 2008, the Company did not repurchase any shares of its common stock.

Performance Graph

The Company, being a smaller reporting company as defined by Rule 229.10(f)(1), is not required to provide the Performance Graph required by this Item.

ITEM 6. SELECTED FINANCIAL DATA

The Company, being a smaller reporting company as defined by Rule 229.10(f)(1), is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

O2 Secure Wireless, Inc. is a leading provider of wireless internet services to residential communities and mobile customers. Our goal is to provide best-in-market connectivity and infrastructure to communities and customers who need access to the internet and network applications in fixed-location, roaming and mobile environments.

We continue to focus our efforts on growing our customer base to the potential customers of our services which primarily include:

Communities. Residential property managers and property owners. The companies that manage or own residential communities provide O2 Secure Wireless' services as an amenity to their residents.

Users. We provide users with wireless internet services at their residence or on-the-go with "hot zone" and mobile applications using Wi-Fi and 3G technologies.

How We Generate Revenue

Wireless internet services generated 87% of our revenues in 2008 (up from 75% during the previous fiscal year) and the balance of our revenues are generated by consulting services (11%) and hardware sales (2%).

The wireless services that we provide are primarily directed towards high-density residential communities, with the bulk of our service revenues derived from "amenity" packages that are provided to community residents by their property managers and owners, and the balance provided by "subscription" packages and mobile services.

Our "amenity" packages are bulk-rate internet services delivered to the property through high-speed connectivity, billed to the property manager or owner, and then provided to residents as an amenity by the community.

We also provide a "subscription" service, where the property manager does not provide the wireless amenity to the residents directly. Rather, the residents of the community directly sign up for services with O2 Secure Wireless using a credit card, and are billed individually on a monthly basis for the service.

The mobile services that we provide are a combination of hardware and services delivered via 3G cellular technologies. Our "O2 Anywhere" product, based on "AirCards" used in laptops, and our REACTOR product, a 3G-to-Wi-Fi gateway which provides a mobile hotspot, are used by customers who require internet connectivity while mobile or in locations without adequate wireline internet services.

Consulting services, which include the design, engineering and maintenance of wireless internet services for third-parties generated 11% of our revenues in 2008. Relying on the expertise demonstrated by our engineers on our residential wireless services, our consulting customers utilize O2 engineers to provide our services on an hourly consulting basis. The advisory services that we provide in a consulting capacity leverage the hardware, design philosophy and engineering experience that O2 has developed over the course of providing residential wireless internet services since our inception.

Hardware sales comprised less than 2% of our revenues in 2008, a substantially smaller percentage than the 24% provided in the previous fiscal year. Going forward, we do not intend to heavily invest our time or resources into hardware sales as a major part of our business, but will continue to maintain our online store and current hardware sales customers.

We strongly believe that the success of our wireless internet services and consulting services rely on the following factors:

  The quality, consistency and performance of the network services we provide.
  The cost-effective and competitive methods we use to provision and provide high-speed bandwidth to communities via fiber-optic (or similar) backhaul connections.
  The expertise gained and demonstrated by our engineers.
  The speed at which we adapt to the changing marketplace.

We believe that the opportunities to increase our operating revenues in the residential community market are most affected by the following factors:

  The demonstrable higher rental rates that can be attained by property managers who offer our services as an amenity.
  The correspondingly higher property values achieved by property owners due to increased NOI.
  The perceived and actual benefits provided to residents of communities by having access to wireless internet services on the entirety of a residential property.
  The cost-competitive and bulk-rate pricing provided to property managers and owners for our services.

Results of Operations

During the years ended September 30, 2008 and 2007, we generated $534,891 and $437,707 of revenues, respectively, an increase of 22% over the prior year. During the same periods, we incurred net losses of ($665,568) and ($854,340), respectively, a 64% decrease in net loss over the prior year. During the fiscal year ended September 30, 2008, we were receiving revenues from three main lines of business: twenty operational networks (versus seventeen the prior year), mobile customers, and two large consulting clients. Our net loss for our 2008 fiscal year decreased in line with our revenue increase, as expected, and we expect the decrease to continue.

Costs and Expenses

Significant expenses during the fiscal years ended September 30, 2008 and 2007 were as follows:

Professional Fees

Professional fees represent significant expenses necessary for outside accounting, audit, legal and shareholder services fees. These fees primarily relate to regulatory compliance. The majority of these fees for this fiscal year were borne during the first quarter of the fiscal year (October 1 through December 31, 2007) and partially during the second fiscal quarter. These two quarters' significant expenses were due to the high cost of an outside accounting consultant whose services are no longer used by the Company. Our total professional fees cost for this fiscal year was $281,718, which made it our largest expense component for that period. Of that amount, 95% was incurred in the first two quarters of this fiscal year.

Capitalized material labor costs

During the year ended September 30, 2008, we completed two "hot zone" deployments in the Atlanta area and augmented several installations to increase the level of service at those locations, and capitalized $17,868.49 in equipment and labor costs.

Liquidity and Capital Resources

At September 30, 2008, we had working capital deficit of $513,338. Our working capital is currently insufficient for us to fully implement our business plan and our commitment to break-even as outlined in our most recent Regulation S offering. Our principal business plan involves the installation of wireless Internet systems in multifamily properties at our expense, including all parts and labor associated with the systems, and we also sell network components. On the first systems we installed, our revenues came from the sale of Internet service to residents who subscribed to our service. On the latest systems we installed, and most future systems we install, our revenues will come from a flat fee charged the owner of the property. The present level of gross profit on subscriptions and component sales are insufficient to enable us to cover our recurring operating expenses unless such levels are dramatically increased.

Therefore, we must install many more systems, sell substantially more network components or increase consulting revenues in order for us to achieve a break-even level of operations. We will be unable to achieve this goal in the near term, and beyond that, we will need substantial additional capital as our installations generate negative cash flows until such time as they individually reach break-even level of subscriptions or guaranteed revenues from the owner, as applicable.

We believe our current working capital is insufficient to both sustain our current operations and planned growth through March 2009. We are currently using capital at an average monthly rate of $49,000 for operating expenses per month, although the actual monthly cash outlay varies. In addition, we must incur additional capital expenditures with each system that we install. This rate will accelerate significantly over the following twelve months if we reach agreements to install systems in the number of properties that we have projected in our business plan. Beginning in April 2006, we took measures to decrease our use of capital for operating expenses. These measures also included deferring officer salaries.

We project additional working capital needs of $200,000, exclusive of funds currently on hand, to fund our planned operations for the following twelve month period. To satisfy our future working capital needs, we are actively working with our existing investors to continue their support. We will continue to try to raise sufficient capital to meet our liquidity needs until we achieve profitable operations, because there is no contractually committed capital from these investors upon which we can rely. To date, we have relied upon investment proceeds to satisfy our working capital requirements. In the event we experience delays in raising additional capital, we plan to continue reducing our recurring cash outlay by deferring officer salaries, as well as reducing the rate of our planned installations as necessary in order to maintain adequate cash funds.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Summary

The past fiscal year has been difficult for the company due to tight cash constraints. Our continued net loss each quarter, while decreasing, has substantially increased our overall liabilities by 58% over the previous year. Despite increased revenues and substantially decreased expenses, we are still operating at a loss.

Our primary goal for the past year has been to substantially decrease our cost of service and our expenses, and to continue to increase our revenues. Unforeseen and higher-than-normal professional fees for the first quarter (which subsequently flowed partially into the second quarter) placed a large burden on our cash flow to fulfill obligations for ongoing operations. During that time however, there were no interruptions in service, and the level of service to our customers did not decrease. However, in that particular instance, it did delay the filing of our 10-KSB for fiscal year 2007 by a month, as we were not provided any flexibility on accounting compensation and also because our internet processes required an overhaul.

Our professional fees have been a large portion of our expenses since inception, and it was a large focus for management this year to reduce those expense levels by increasing efficiency, implementing better controls and procedures in accounting and reporting, and to minimize the need for outside consulting work for accounting.

Fortunately, for the last two quarters in this fiscal year, we were able to stabilize these costs. Comparing our professional fee expenses and overall expenses for the first two quarters with the last two quarters of this fiscal year, we can demonstrate a substantial 95% decrease between those six-month periods for professional fees ($268,235 and $13,482 respectively), and a decrease of 48% for overall expenses ($605,487 and $316,764, respectively). We expect these expense amounts going forward to remain similar to the fourth quarter of this fiscal year.

Regarding our revenue, there are several items which remain of concern to us. First, late-paying customers are beginning to have an impact on our ability to fulfill payment obligations, due to less predictable cash flow. The current economic climate, which impacts the residential market directly and contributes to the slow payments of some of our customers, may continue for an undetermined period of time. This may begin to provide additional complications in our ability to stay current on our financial obligations to vendors. We have been able to agree to receipt terms with some customers to ensure a more predictable cash flow on a month-to-month basis, but have no guarantee that these customers will continue to meet those agreements.

Second, during the 2008 fiscal year, we converted one large "amenity" property to a "subscription" property. The impact this will have on the 2008 fiscal year's reported financials is a decrease of amenity revenues by approximately $18,000, and an increase in subscriber revenue by approximately $7,000. We have started a direct marketing campaign to the residents of this community, but cannot estimate when or if revenues on the property will meet or exceed previously obtained monthly numbers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, being a smaller reporting company as defined by Rule 229.10(f)(1), is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

O2 Secure Wireless, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Contents

Report of Independent Registered Public Accounting Firm

Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

O2 Secure Wireless, Inc and Subsidiary.

Norcross, Georgia

We have audited the accompanying consolidated balance sheets of O2 Secure Wireless, Inc. and Subsidiary as of September 30, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of O2's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of O2 Secure Wireless, Inc. and Subsidiary as of September 30, 2008 and 2007 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that O2 will continue as a going concern. As discussed in Note 2 to the financial statements, O2 has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M & K CPAS, PLLC

www.mkacpas.com

Houston, Texas

January 9, 2009

O2 SECURE WIRELESS, INC. AND SUBSIDIARY
---------------
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30,
	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$1,404	$6,172
Trade accounts receivable, net of allowance for doubtful accounts	27,928	25,883
Other current assets	12,897	13,704
TOTAL CURRENT ASSETS	42,229	45,759

EQUIPMENT, net of accumulated depreciation	275,766	427,107

OTHER ASSETS:
Restricted investment, at fair value	31,350	30,651
Deposits	11,250	11,250

	$360,595	$514,767

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$450,420	$166,258
Notes payable - related party	64,800	64,800
Accrued expenses - related party	23,472	54,764
Unsecured loans payable:
Related party	13,200	19,425
Unrelated party	-	13,873
Deferred revenue	3,675	31,502
TOTAL CURRENT LIABILITIES	555,567	350,622

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, no par value, 50,000,000 shares authorized,
31,065,284 and 26,526,552 shares issued and outstanding	3,204,803	2,898,352
Other capital	78,800	78,800
Accumulated (deficit)	(3,478,575)	(2,813,007)
Total Stockholders' Equity (Deficit)	(194,972)	164,145

	$360,595	$514,767

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC. AND SUBSIDIARY
---------------
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2008	2007
REVENUES:
Network service revenues	$468,307	$329,898
Network component sales	7,014	105,163
Consulting and other	59,570	2,646
Total revenues	534,891	437,707

COSTS AND EXPENSES:
Cost of network service revenues	228,599	73,423
Cost of network component sales	3,266	96,281
Selling general and administrative:
Compensation	392,513	344,301
Professional fees	281,718	257,700
Communications	40,124	158,077
Other	126,387	184,882
Loss on disposal of equipment	2,737	46,616
Depreciation expense	115,759	134,102
Total costs and expenses	1,191,103	1,295,382

OTHER INCOME (EXPENSE):
Interest income (expense), net	(9,356)	3,335

NET (LOSS)	($665,568)	($854,340)

BASIC AND DILUTED NET (LOSS) PER SHARE	($0.02)	($0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	27,879,007	26,211,894

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC. AND SUBSIDIARY
---------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Other	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance, September 30, 2006	26,076,552	$2,793,352	$78,800	($1,958,667)	$913,485
Stock issued for settlement of debt to related party	100,000	30,000			30,000
Stock issued at $.21 per share	350,000	75,000			75,000
Net loss				(854,340)	(854,340)
Balance, September 30, 2007	26,526,552	2,898,352	78,800	(2,813,007)	164,145

Stock option expense		92,578			92,578
Stock issued for compensation	1,400,000	140,000			140,000
Stock issued at $.02 per share	3,000,000	60,000			60,000
Stock issued for settlement of debt to unrelated party	138,732	13,873			13,873
Net loss				(665,568)	(665,568)
Balance, September 30, 2008	31,065,284	$3,204,803	$78,800	($3,478,575)	($194,972)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC. AND SUBSIDIARY
---------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net loss from operations	($665,568)	($854,340)
Adjustments to reconcile net (loss) to net cash (used by) operating activities:
operating activities:
Stock compensation expense	140,000	-
Stock option expense	92,578	-
Accrued interest income on investment	(699)	(651)
Depreciation expense	115,759	134,102
Loss on disposal of equipment	2,737	46,616
Change in:
Trade accounts receivable	(2,045)	(24,294)
Other current assets	807	(11,894)
Other non-current assets	-	(6,451)
Accounts payable and accrued liabilities	252,870	195,377
Deferred revenue	(27,827)	22,895

NET CASH (USED) BY OPERATING ACTIVITIES	(91,388)	(498,640)

INVESTING ACTIVITIES:
Purchase of equipment and capitalized installation costs	(15,125)	(116,764)
Purchase of restricted investment	-	(30,000)
Proceeds from sale of equipment	47,970	-

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	32,845	(146,764)

FINANCING ACTIVITIES:
Unsecured loans payable - related party
Proceeds	-	19,425
Repayments	(6,225)	-
Note payable - related party:
Proceeds	-	37,000
Repayments	-	(2,200)
Proceeds from sale of common stock	60,000	75,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	53,775	129,225

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,768)	(516,179)

CASH AND CASH EQUIVALENTS, beginning of year	6,172	522,351

CASH AND CASH EQUIVALENTS, end of year	$1,404	$6,172

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business. O2 Secure Wireless, Inc. ("O2",we, it, our, us, or the "Company") is a Georgia corporation formed on October 29, 2003. The business of the Company is to install and manage local wireless internet connection networks for multi-domestic unit ("MDU") environments in the southeastern U.S, such as multi-family residence developments, apartment/condominium complexes, and educational institutions. The Company also resells wireless components that it purchases on a wholesale basis from a manufacturer under a distribution agreement.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of O2 Secure Wireless, Inc. and its wholly-owned subsidiary, Epiphony Voice Solutions, LLC ("Epiphony"). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Epiphony had no operations and was dissolved on May 16, 2008.

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

For subscriber-based services, each individual subscriber is under a month-to-month service agreement and a fixed fee for service to be received for a particular month. Service revenues are recognized over the month service is provided. Under the terms of the agreement, billing is made by a pre-authorized charge to a subscriber's credit card in advance of the current month's service and is not refundable, thus assuring collection of the fee.

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

Network Installation Cost Recognition. For new networks, we obtain an installation agreement with an MDU and incur costs to install components and activate a wireless network that will service the MDU. Installation costs, which include hardware components, direct labor and related travel and per diem costs, are capitalized as incurred, and depreciated on a straight-line basis over five years (three years for older installations), beginning at the time the network is placed in service in order to match installation costs against related service revenues. Capitalized installation costs are included (net of depreciation) in equipment in the accompanying consolidated balance sheets. Because network hardware components are primarily intended to support network installation and maintenance, the cost value of components on-hand is included in non-current equipment assets (i.e. fixed assets) in the accompanying consolidated balance sheets rather than as a current inventory asset.

Costs of Service and Sales. Direct costs related to providing network services, other than those specifically identifiable to the initial MDU installation costs described above, are expensed as incurred and classified as cost of network service in the Company's financial statements. These include such costs as system testing and maintenance, bulk bandwidth costs, and contracted labor or allocated employee costs for general system and customer service support. Cost of network component sales is based upon our historic cost for the components sold, at the lower of cost (on a first-in, first-out basis) or market.

Cash Equivalents. We consider all highly liquid investments with the original maturities of three months or less to be cash equivalents. We had no cash equivalents at September 30, 2008 and 2007, respectively.

Allowance for Doubtful Accounts. We estimate the collectivity of our trade accounts receivable. In order to assess the collectivity of these receivables, we monitor the current creditworthiness of each customer and analyze the balances aged beyond the customer's credit terms. These evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on currents facts and are re-evaluated and adjusted as additional information is received. Trade accounts receivable are subject to an allowance for collection when it is probable that the balance will not be collected. As of September 30, 2008 and 2007, no allowance for collectivity was determined to be needed.

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

Income Taxes. The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax bases of assets and liabilities and their financial amounts at year-end. As a single-member LLC, Epiphony is not recognized as a reporting entity for income tax purposes and therefore does not file its own income tax returns since its operations are included in the income tax returns with that of its parent company. All costs incurred by Epiphony are considered start up costs which have been expensed for both tax and financial accounting purposes in the accompanying financial statements as of September 30, 2008 and 2007.

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

Fair Value of Financial Instruments. SFAS No. 107 disclosures about fair value of financial instruments define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company's financial instruments, which include cash, accounts receivable, and accrued expenses, approximate fair values due to the short-term maturities of such instruments.

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

Stock-Based Compensation. The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of SFAS No. 123(R), "Share-Based Payments", and Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payments". The Company accounts for the stock options issued to non-employees in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement No. 123". The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model.

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

Reclassifications. Certain amounts in the accompanying 2007 consolidated financial statements have been reclassified in order to conform to the 2008 financial statement presentation.

NOTE 2 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained operating losses since inception, and it has been dependent upon private placements of stock and limited private lending to provide sufficient working capital in order to finance its operations. Two Securities Purchase Agreements with an investor have represented substantially all of the Company's sources of private stock placements to date, the latest of which expired on September 30, 2006. Shares given to individuals under a debt offering are also considered private placements by the Company. Two such agreements were extended, as described in Note 8.

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

NOTE 3 - EQUIPMENT

The following is a summary of this category:

	September 30,
	2008	2007
Equipment	$79,537	$94,341
Furniture and fixtures	18,930	18,930
Network hardware components	52,448	95,559
Capitalized network installation costs	514,395	499,269
	665,310	708,099
Less: accumulated depreciation	389,544	280,992
Equipment, net of accumulated depreciation	$275,766	$427,107

During the years ended September 30, 2008 and 2007, the Company capitalized $15,125 and $119,810 in equipment and labor costs for new wireless network installations. As discussed below, management believes the net carrying value of the capitalized installation costs of $175,817 is recoverable over the remaining lives of the networks as of September 30, 2008.

Network hardware components are not depreciated unless utilized for new network installations.

Installation costs for wireless networks are capitalized with the assumption that sufficient cash flows from subscription services, net of recurring service costs, will be generated in order for these costs to be recovered over their depreciable lives (see Note 1- Network Installation Cost Recognition). Where estimated future net cash flows are determined to be less than the carrying amount of long-lived assets, this difference is considered to be an impairment of the asset carrying value under generally accepted accounting principles and is required to be recognized as a loss. Management performed a review of the capitalized installation costs as of September 30, 2008 and determined that no impairment was necessary.

NOTE 4 - RESTRICTED INVESTMENT

During the year ended September 30, 2007, the Company purchased a $30,000 certificate of deposit. The certificate of deposit accrues interest at 3.65% and matures in August 2009. This certificate of deposit was required to be purchased under terms relating to a supplier agreement with a wireless service provider and is not available for use by the Company as long as this agreement is in effect.

NOTE 5 - UNSECURED LOANS PAYABLE

Unrelated Party

The unsecured loan payable at September 30, 2007, represents amounts received from an unrelated party, who became a non-officer employee, on a non-interest bearing and unsecured basis. There were no repayment terms for this loan. This loan was repaid on December 13, 2007 by the issuance of 138,732 common shares.

Related Party

During the years ended September 30, 2008 and 2007, both our former CEO and current CEO advanced funds to the Company to pay employee payroll costs on a non-interest bearing and unsecured basis. There are no repayment terms for these loans, the outstanding amounts of which total $13,200 and $19,425 at September 30, 2008 and 2007. The Company evaluated imputing interest but did not record imputed interest due to immateriality.

NOTE 6 - NOTES PAYABLE - RELATED PARTY

On August 1, 2006, we received $60,000 from the father of our CEO for working capital purposes at 8% simple interest. The note holder may elect to convert this note into unregistered common shares of the Company. In the event the note is converted, the initial conversion price in determining shares to be issued is $2.50, which may be subject to certain adjustments as defined in the promissory note. Outstanding principal due on this note was $30,000 as of September 30, 2008 and 2007. On April 9, 2007, we received an additional $37,000 from this individual. Principal and interest at 8% were due December 31, 2007, unless our CEO terminates his employment for any reason, at which time all outstanding principal and accrued interest for both loans will be due and payable. During the year ended September 30, 2007, we repaid $2,200 of the principal relating to these notes, resulting in a combined total of $64,800 in principal due on these notes at September 30, 2008 and 2007. Accrued interest due on these notes was $9,523 and $4,354 at September 30, 2008 and 2007, respectively, and is included in accrued expenses related party in the accompanying consolidated balance sheets. On June 17, 2008, the Company received an amendment extending the maturity date of both notes to December 31, 2008.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases. On November 28, 2006, we executed a five-year, non-cancelable lease for office space commencing January 1, 2007 for our present headquarters operations in Norcross, Georgia. Monthly minimum lease payments during the first year were $3,750, with annual escalations over the lease term to $4,387 per month. The lease has a five year option to renew. In addition to monthly lease payments, we are subject to a pro rata share of the lessor's increases in property taxes and insurance in future years above the level paid by the lessor during calendar year 2006. We paid a deposit of $11,250 upon execution of the lease.

Minimum lease payments due under non-cancelable leases over the next five years and thereafter are as follows as of September 30, 2008:

Year Ending
September 30,
2009	$44,954
2010	46,880
2011	52,137
2012	13,161
Total	$157,132

Total rent expense was $52,075 and $47,600 for the years ended September 30, 2008 and 2007.

Registration Rights Agreement. Pursuant to a 2006 Regulation S Securities Purchase Agreement, the Company entered into a Registration Rights Agreement, under which the Company agreed to file a registration statement to register all shares sold under the Purchase Agreement for resale under the Securities Act within 10 days after the filing of the Company's 2006 Annual Report on Form 10-KSB with the SEC. Under the Registration Rights Agreement, the Company agreed to pay all costs associated with filing and maintaining the registration statement, and agreed to continue the registration in effect until all shares have been sold or the shares are eligible for sale under Rule 144(k) under the Securities Act. The Company has not filed a registration statement for these shares in accordance with the Registration Rights Agreement. There were no penalties associated with these rights and therefore an evaluation pursuant to EITF 00-19-2 has not been performed.

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

Equity Financing. On August 22, 2007, 350,000 common shares were purchased by an individual for $75,000 in cash. On September 10, 2008, 3,000,000 common shares were issued to the CEO for $60,000 in cash.

Common Stock Issued for Services and Debt Settlement. On October 12, 2006, 100,000 common shares were issued to a foreign investor in settlement of a $30,000 loan. On November 27, 2007, the Company issued 500,000 restricted common shares with a market value of $50,000, based upon the closing stock price at the grant date to a financial services company pursuant to the execution of an agreement for this company to provide capital raising and other corporate services. On December 13, 2007, the Company issued 138,732 common shares with a market value of $13,873 based upon the closing stock price at the grant date to a former employee in settlement for an unsecured payable of $13,873.

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

On October 29, 2007, 750,000 restricted common shares with a market value of $75,000 based upon the closing stock price on the grant date were awarded under the Plan to a former consultant who at that time functioned as the Company's External Acting CFO. The Company also awarded 150,000 restricted common shares with a market value of $15,000 based on the closing stock price on the grant date to an employee on November 27, 2007.

On October 29, 2007, common stock options for 6.2 million shares were granted under the Plan to various employees and the former External Acting CFO, 4.5 million of which were awarded to the CEO. The shares underlying these options are restricted because the Company has not yet filed Form S-8 to register the securities offered under the Plan. Under the Award Agreements, these option grants vest over graded three year period beginning one year after the grant date, with 1/3 of granted options vesting at the end of each completed service year. Notwithstanding the foregoing, 83,333 of the options granted to the former External Acting CFO, vested on the grant date with the remainder vesting 1/2 each year for the following two years. Non-vested option grants are subject to forfeiture if the grantees' services to the Company terminate prior to vesting. Stock option activity for the three and nine months ended June 30, 2008 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at September 30, 2007	-	$0.00
Granted	6,200,000	$0.10
Forfeited	(266,667)
Outstanding at September 30, 2008	5,933,333	$0.10

Exerciable at September 30, 2008	83,333	$0.10
Remaining reserved for grant at September 30, 2008	3,166,667

In calculating the impact for options granted during the year ended September 30, 2008, the fair market value of the options at the date of the grant was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect, market conditions and experience. Implied volatility was used based on similar industry sector data which management believes is representative of the Company, due to insufficient trading history upon which an expected volatility can be estimated. The expected term represents the Company's estimated life of the options, considering effects such as future exercising and forfeitures, rather than contractual lives. The risk-free rate is equivalent to the U.S. Treasury yield in effect at the time of grant for the estimated term of the option grant. The option valuation variables for options granted during this period are implied volatility of 70%, expected term of three years, and risk free interest rate of 3.85%. The variables and assumptions used resulted in a total estimated value of $302,090 for the stock options granted. The Company amortizes the estimated value of options granted to compensation on a straight-line basis over the service period required by the grantee to be fully vested. Compensation expense recorded during the year ended September 30, 2008 was $92,578.

Common Stock Warrants. As of September 30, 2008, the Company has outstanding warrants to purchase 500,000 shares of common stock issued to a foreign company investor in 2005 in consideration for a Securities Purchase Agreement. On June 30, 2008, the expiration date for these warrants was extended to from June 30, 2008 to September 30, 2009. During the years ended September 30, 2008 and 2007, warrants for 1,000,000 and 2,000,000 common shares expired without exercise by the warrant holders. These warrants were originally part of an equity issuance. The Company has evaluated the modification of these warrants and determined the resulting deemed dividend to be immaterial and therefore not recorded in the financial statements for the year ended September 30, 2008.

NOTE 9 - INCOME TAXES

There was no recorded income tax provision or benefit recorded since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances. The Company has a net operating loss carryover for income tax purposes of $3.4 million as of September 30, 2008, expiring over the years 2019 through 2023. The following is an analysis of deferred tax assets as of September 30, 2008:

	Deferred	Valuation
	Tax Assets	Allowance	Balance
Deferred tax assets at September 30, 2007	$1,058,000	($1,058,000)	-
Additions for the year	251,000	(251,000)	-
Deferred tax assets at September 30, 2008	$1,309,000	($1,309,000)	-

The deferred tax assets, comprised of only the net operating loss carry forwards, were computed at an effective combined federal and state income tax rate of 38 percent. In accordance with SFAS No. 109, the valuation allowances were based on the results of operations as of each year end, and foreseeable operating results. Because it is uncertain as to whether the Company will have taxable income in future periods to realize any deferred tax benefits arising from this loss carryover, no income tax benefit were recorded. The following reconciles the expected statutory combined federal/state income tax rate to the Company's actual income tax rate for the years ended September 30, 2008 and 2007:

	Year Ended September 30,
	2008	2007
Expected income tax (benefit) at combined
federal/state statutory tax rate	($253,000)	($327,000)
Permanent differences	2,000	2,000
Valuation allowance	251,000	325,000
Actual income tax (benefit)	-	-

	Year Ended September 30,
	2008	2007
Net operating loss carryforwards	$1,309,000	$1,058,000
Valuation Allowance	(1,309,000)	(1,058,000)
Net deferred tax assets	-	-

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Financing Activities.

During the year ended September 30, 2007, we issued of common stock with a stated value of $100,000 in settlement of a $20,000 loan and $10,000 accrued liability owed to an investor.

As disclosed in Note 5, on December 13, 2007, we issued 138,732 common shares with a market value of $13,873 to a former employee in settlement of an unsecured payable of $13,873.

NOTE 11 - CONCENTRATIONS AND CONTINGENCIES

Concentrations

Suppliers

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

Customers

During the years ended September 30, 2008 and 2007 36% and $192,502 of our revenues resulted from apartment complexes owned by one customer. The loss of this customer would have a material impact on our operations.

Real Estate Market

As a substantial majority of our revenues are derived from companies within the real estate market. We anticipate difficulty in receiving payments and initiating new contracts with customers who are impacted by the ongoing financial market conditions. We have customers who are late-paying, and we have converted one property from our "amenity" model to a "subscription" model to alleviate additional costs on the customer. Going forward, if additional customers convert models or default on required monthly payments, we would experience a material impact on our operations and ongoing revenue stream.

Contingencies

During the normal course of business we may from time to time be involved in litigation or other possible loss contingences. As of September 30, 2008 and 2007 management is not aware of any possible contingences that would warrant disclosure pursuant to SFAS statement number 5.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Incorporated by reference from the information under the captions "Changes in Registrant's Certifying Accountant" and "Letter from Braverman International, P.C." in the Registrant's Current Report Form 8-K dated November 16, 2007.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to thier costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1. As of September 30, 2008, we did not maintain effective controls over the control environment. Specifically, we have not formally adopted a written code of business conduct and ethics that governs to the Company's employees, officers and directors. Additionally, we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of Setpember 30, 2008, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2008, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

No change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are our executive officers and directors and their respective ages and positions as of September 30, 2008:

Name and Address	Age	Position
Craig C. Sellars 4898 S. Old Peachtree Rd NW, Suite 150 Norcross, GA 30071	31	Chief Executive Officer, President and Director
Keith A. Greaves 3915 Cascade Road SW, Suite 110 Atlanta, GA 30331	66	Acting Chief Financial Officer, Secretary and Director

Below are biographies of our executive officers:

Craig C. Sellars. Mr. Sellars was elected by the Company's Board of Directors as Chairman, President and Chief Executive Officer of O2 Secure Wireless, Inc. in July 2007 replacing T. Scott Conley, former Chairman and CEO. Prior to this, Mr. Sellars served as the Company's Chief Information Officer from January 2005 to July 2007 and was appointed to the Board of Directors in April of 2006. Mr. Sellars' has over thirteen years experience in business development, internet application development, wireless application, and Wi-Fi planning, development and implementation. Mr. Sellars holds a Bachelor of Science degree in Computer Science from Georgia Institute of Technology, and is currently pursuing a Masters of Business Administration degree from Georgia State University. From June 1998 to January 2001, Mr. Sellars was an engineer at VerticalOne Corporation, where he contributed to VerticalOne's development of Internet technology for online account management services used by Yahoo!, MSN, AOL, Bank of America and Wells Fargo, among others. Starting in 1999, he spearheaded the planning, development and deployment of VerticalOne's wireless data services to PDAs and cell phones. In 2001, he participated in the formation of Netconx D&C Wireless, LLC, which was formed to sell and install wireless networking technology to the hospitality, residential and municipal markets, and he served as their Executive Vice President until joining O2 Secure Wireless, Inc.

Keith A. Greaves, CFA. Mr. Greaves is a founder of O2 Secure Wireless, Inc., and has served on its board of directors since the Company's inception (October 29, 2003). Mr. Greaves holds a Bachelors Degree in industrial engineering from New York University, and an MBA in Finance and Accounting from Indiana University. He is a Chartered Financial Analyst (CFA), and is a former president of the Atlanta Society of Financial Analysts. Mr. Greaves has over 35 years of experience in finance and business development. From June 1985 to September 1995, Mr. Greaves founded and served as president of Greaves Capital Management Inc. an asset management company for institutional investors. From 1995 to October 2003, Mr. Greaves served as securities analyst for various brokerage firms, including Thomas Securities and The Malachi Group, Inc. Mr. Greaves has prior educational and work experience in the area of financial accounting. Prior to joining O2, Mr. Greaves did not have experience in the area of public company reporting. From October 2003 to September 2006, Mr. Greaves served as the Company's Chief Financial Officer, and as the Company's acting Chief Financial Officer since February 2008.

Board of Directors

The Company's board or directors consists of Keith A. Greaves and Craig C. Sellars. Mr. Greaves has served as a board member from the Company's inception, and Mr. Sellars was appointed to the board in April 2006. Our directors are re-elected by shareholder vote annually, and hold office until the following annual meeting of the shareholders and until their successor(s) have been duly elected or qualified.

Board Committees

As required by the Employee Equity Compensation Plan adopted by the Board and Shareholders, the Company has a compensation committee. The Company does not have any other committee, including an audit committee, except as noted above. We plan to form an audit committee when we have at least two independent directors, including those who could serve in the role of financial expert.

Section 16(a) Compliance

Based on the Company's review of filings received by it, the Company believes that certain persons may not have filed certain forms required by Section 16 of the Securities Exchange Act of 1934, as follows: T. Scott Conley has not filed on Form 5 for the current year. Craig C. Sellars has not filed on Form 4 or 5 for the current year. Mr. Keith A. Greaves has not filed a Form 3 Initial Statement of Beneficial Ownership, even though he is required to do so.

Code of Ethics

The Board of Directors has not formally adopted a Code of Business Conduct and Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Total ($)
Craig C. Sellars Chief Executive Officer, President, Director	2008 2007	61,003 80,000	- -	61,003 80,000
Keith A. Greaves acting Chief Financial Officer, Secretary, Director	2008 2007	12,000 -	- -	12,000 -

On September 10, 2008, Mr. Sellars was granted 3,000,000 shares of Common Stock (at a market price of $0.02 per share, for a total value of $60,000), as required to be reported in a footnote to this section.

The Summary Compensation Table above provides compensation amounts for the fiscal year ending September 30, 2008.

Mr. Sellars' compensation for 2008 consists of his salary as defined in his employment agreement under which he is entitled to an annual salary of $82,000 per year (incorporated by reference as noted in Exhibit 10.1). Mr. Sellars voluntarily applied payment of his salary since April 15, 2007 until June 30, 2008 toward a stock grant on September 10, 2008 as described above. From July 1, 2008, Mr. Sellars has voluntarily reduced his monthly salary to $1.00 per month.

Mr. Greaves' compensation for 2008 consists of $1,000 per month. Mr. Greaves' compensation for 2006 consists of his salary from October 1, 2005 through June 30, 2006 when he took a leave of absence until February 2008. Prior to his leave of absence, Mr. Greaves had an employment agreement under which he was entitled to an annual salary of $80,000 per year.

Outstanding Equity Awards at Fiscal Year-End Table

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Craig C. Sellars	4,500,000 (1)	0.10	Oct 31, 2012

Mr. Sellars' option award vests in 1/3 increments on the anniversary date of grant. The award date for Mr. Sellars' options were October 31, 2007. The first 1/3 vested upon award, the second 1/3 vested on the one-year anniversary of the award, and the remaining 1/3 vests on the two-year anniversary of the award.

Compensation of Directors

The company does not compensate the members of its board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information about the ownership of our common stock as of November 11, 2007 for:

  Each person who beneficially owns more than five percent of our common stock;
  Each of our directors;
  The named executive officers; and
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

Name and Address of Beneficial Owner	Common Stock	Percentage of Class (1)
T. Scott Conley 740 Moores Mill Road Atlanta, GA 30327	5,477,900	17.6%
Keith A. Greaves (2),(3) 3915 Cascade Road SW, Suite 110 Atlanta, GA 30331	4,600,000	14.8%
Craig C. Sellars (2),(3) 4898 S. Old Peachtree Rd NW, Suite 150 Norcross, GA 30071	3,250,228	10.5%
Dominic Richardson Garcia Marino 13, Attico Barcelona, Spain 8027	1,612,687	5.2%
All Officers and Directors as a Group (4)	7,850,228	25.3%

  Based upon 31,065,228 shares issued and outstanding as of November 11, 2008.
  Executive Officer
  Director that owns Company Common Stock
  All Officers and Directors as a group consist of two Officers and two Directors

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has two outstanding notes payable to one lender. The lender is the father of Mr. Sellars.

On August 4, 2006, the Company borrowed $60,000 under a Convertible Promissory Note dated August 1, 2006 that bears interest at 8% per annum, and provides that all principal and accrued interest is due and payable on the one year anniversary of the Convertible Promissory Note, provided that the note will become due and payable automatically upon the termination of employment of Craig C. Sellars. The Convertible Promissory Note provides that it is convertible into shares of unrestricted registered common stock at the lesser of $2.50 per share or the conversion price in effect at the time of conversion. The conversion price is subject to adjustment based on certain corporate events, such as dividends, mergers, stock splits, etc. On September 29, 2006, the Company repaid $30,000 of the Convertible Promissory Note. On June 13, 2008, the Company received an amendment extending the maturity date of this note to December 31, 2008.

On April 9, 2007, the Company received an additional $37,000 from the same lender under the same terms specified above. On June 13, 2008, the company received an amendment extending the maturity date of this note to December 31, 2008.

PART IV.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal year ended September 30, 2006, Braverman International, P.C. served as the Company's principal accountant. On October 3, 2007, Braverman International, P.C. resigned as our principal accountant. On October 10, 2007, the Company engaged the accounting firm of M&K CPAS, PLLC (formerly McElravy, Kitchen & Associates, P.C.), to serve as the Company's principal independent accountant for the fiscal years ended September 30, 2007 and 2008. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to the Company primarily to tax services and audit related services. The Company is only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of the Company's principal independent accountants.

Audit Fees. The aggregate fees billed for the fiscal year ended September 30, 2008 for professional services rendered by the principal accountants for the audit of our annual financial statements and the review of financial statements included in our filed Form 10-QSB's is $29,600. The aggregate fees billed for the fiscal year ended September 30, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements was $30,250.

Audit-Related Fees. The aggregate fees billed for the fiscal years ended September 30, 2008 and 2007 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was $0 and $0 respectively.

Tax Fees. The aggregate fees billed for the fiscal years ended September 30, 2008 and 2007 for professional services rendered by the principal accountant for tax compliance and tax planning was $0 and $0, respectively.

All Other Fees. The aggregate fees billed for the fiscal years ended September 30, 2008 and 2008 for products and services provided by the principal accountants other than the services reported above was $0 and $0, respectively.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description	Filed	Reference
4.1	Definitive Proxy Statement, 2007 Annual Shareholder Meeting		1
9.1	Changes in Registrant's Certifying Accountant		2
11.1	Employment Agreement with Craig C. Sellars		3
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification by acting Chief Financial Officer	*
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification by the acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

  Incorporated by Reference from Schedule 14A dated September 10, 2007
  Incorporated by Reference from Exhibit 16.1 on Form 8-K dated November 16, 2007
  Incorporated by Reference from Exhibit 10.3 on Form 8-K dated March 1, 2007

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of January 12, 2009.

O2 SECURE WIRELESS, INC.

By:	/s/ Craig C. Sellars
Craig C. Sellars
President, Chief Executive Officer
and Chairman of the Board

By:	/s/ Keith A. Greaves
Keith A. Greaves
Acting Chief Financial Officer, Secretary
and Member of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 12, 2009.

Signature	Title

/S/ CRAIG C. SELLARS Craig C. Sellars	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/S/ KEITH A. GREAVES Keith A. Greaves	Director, Secretary and Acting Chief Financial Officer (Principal Financial Officer)