Form 10-Q
period 2008-12-31
O2 Secure Wireless, Inc.
filed 2009-02-18
CIK 1326852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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
☐ Yes ☒ No

As of Feburary 17, 2009, the Registrant had outstanding 31,065,284 shares of its Common Stock, no par value.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

O2 SECURE WIRELESS, INC.
---------------
CONSOLIDATED BALANCE SHEET
December 31, 2008
(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,803
Trade accounts receivable	25,333
Other current assets	14,882
Total current assets	42,018

EQUIPMENT, net of accumulated depreciation	257,405

OTHER ASSETS:
Restricted investment, at fair value	30,186
Deposit	11,250

$340,859

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	503,381
Notes payable - related party	64,800
Accrued expenses - related party	24,782
Unsecured loan payable - related party	$18,850
Deferred revenue	-
Total current liabilities	611,813

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-
Common stock, no par value, 50,000,000 shares authorized, 31,065,284 issued and outstanding	3,228,557
Other capital	78,800
Accumulated (deficit)	(3,578,311)
Total stockholders' equity (deficit)	(270,954)

$340,859

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC.
---------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
Three Months Ended
December 31,
	2008	2007
REVENUES:
Network service revenues	$85,432	$122,493
Network component sales	103	2,599
Consulting and other	117,504	11,230

Total revenues	117,504	136,322

COSTS AND EXPENSES:
Cost of network service revenues	48,725	53,134
Cost of network component sales	102	2,232
Selling general and administrative:
Compensation	77,455	106,420
Professional services	30,900	182,311
Communications	9,216	13,654
Travel & entertainment	4,072	-
Other	25,356	25,913
Loss on disposal of equipment	-	2,737
Depreciation expense	18,465	34,939

Total cost and expenses	214,291	421,340

OTHER INCOME (EXPENSE):
Interest income (expense), net	(2,949)	(1,601)

NET (LOSS)	$(99,736)	$(286,619)

BASIC AND DILUTED NET (LOSS)
PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	31,065,284	27,324,225

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC.
---------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Three Months Ended
December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operations	$(99,736)	$(286,619)
Adjustments to reconcile net loss to net cash (used in) operating activities:
operating activities:
Stock compensation expense	-	140,000
Stock option expense	23,754	20,843
Loss on disposal of equipment	-	2,737
Net change in accrued interest income on investment	1,164	(102)
Depreciation expense	18,465	34,939
Change in:
Accounts receivable	2,595	16,175
Other current assets	(1,985)	2,704
Accounts payable and accrued expenses	52,961	79,441
Accrued expenses - related party	1,310	8,128
Deferred revenue	(3,675)	(25,388)
Net cash used in operating activities	(5,147)	(7,142)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and capitalized installation costs	(102)	(3,700)
Proceeds from disposal of equipment	-	5,500
Net cash provided by (used in) investing activities	(104)	1,800

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in unsecured loan payable - related party	5,650	-
Net cash provided by financing activities	5,650	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	399	(5,342)
CASH AND CASH EQUIVALENTS, beginning of period	1,404	6,172

CASH AND CASH EQUIVALENTS, end of period	$1,803	$830

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008
(unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

Interim Financial Information. The accompanying unaudited financial statements of O2 Secure Wireless, Inc. (the "Company") have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended September 30, 2008. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.

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

NOTE 3 - RELATED PARTY TRANSACTIONS AND LOANS PAYABLE

During the three month period ended December 31, 2008, notes payable of $64,800 due to the father of the CEO were extended to June 30, 2009. The notes continue to bear interest at 8%.

During the three month period ended December 31, 2008 our CEO loaned the Company and additional $5,650, total unsecured loans payable to related parties are $18,850 at December 31, 2008. These loans are non interest bearing, interest has not been imputed due to immateriality.

NOTE 4 - PAYROLL TAXES

The Company continues to be delinquent in remitting payroll taxes and with payroll to certain individuals. The Company has included in their accrued expenses related to payroll taxes an estimate of the penalties that are associated with these delinquencies. It is possible that the Internal Revenue Service may seize the Company's cash accounts or take other actions. Total unpaid payroll taxes including penalties were estimated to be approximately $134,000 at December 31, 2008.

NOTE 5 - STOCKHOLDERS' DEFICIT

On October 29, 2007, common stock options for 6.2 million shares were granted under the Plan to various employees and the External Acting CFO, 4.5 million of which were awarded to the CEO. The shares underlying these options are restricted because the Company has not yet filed Form S-8 to register the securities offered under the Plan. Under the Award Agreements, these option grants vest over graded three year period beginning one year after the grant date, with 1/3 of granted options vesting at the end of each completed service year. Notwithstanding the foregoing, 83,333 of the options granted to the External Acting CFO, vested on the grant date with the remainder vesting 1/2 each year for the following two years. Non-vested option grants are subject to forfeiture if the grantees' services to the Company terminate prior to vesting. Stock option activity for the three months ended December 31, 2008 is summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2007	-	-
Granted	6,200,000	$0.10
Forfeited	(266,667)	-
Outstanding at September 30, 2008	5,933,333	$0.10
Granted	-
Exercised	-
Forfeited	-
Outstanding at December 31, 2008	5,933,333

Exercisable at December 31, 2008	83,333	$0.10
Remaining reserved for grant at December 31, 2008	3,166,667

In calculating the impact for options granted during the three months ended December 31, 2008, the fair market value of the options at the date of the grant was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect, market conditions and experience. Implied volatility was used based on similar industry sector data which management believes is representative of the Company, due to insufficient trading history upon which an expected volatility can be estimated. The expected term represents the Company's estimated life of the options, considering effects such as future exercising and forfeitures, rather than contractual lives. The risk-free rate is equivalent to the U.S Treasury yield in effect at the time of grant for the estimated term of the option grant. The option valuation variables for options granted during this period are implied volatility of 70%, expected term of three years, and risk free interest rate of 3.85%. The variables and assumptions used resulted in a total estimated value of $302,090 for the stock options granted. The Company amortizes the estimated value of options granted to compensation on a straight-line basis over the service period required by the grantee to be fully vested. Compensation expense recorded during the three months ended December 31, 2008 was $23,754.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Financing Activities. On December 13, 2007, the Company issued 138,732 common shares with a market value of $13,873 to a former employee in settlement of an unsecured loan payable of $13,873.

Item 2. Management Discussion and Analysis

The following discussion should be read in conjunction with the Company's unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in the Company's Form 10-K for the year ended September 30, 2008. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

In the First Quarter of Fiscal Year 2009, the Company demonstrated a mixed course change by continuing to show decreased expenses and more stable accounts payable. Compared to the first period of the previous fiscal year, the Company demonstrated an increase in revenue, but compared to the immediately previous period, the Company demonstrated a decrease in overall revenue. The results seen this quarter are primarily due to continued optimization of the Company's expense structure, payment terms with some of the Company's various vendors, and the continued decline in professional services expenses. The decrease in overall revenue can be attributed to renegotiation of two amenity-service contracts that reduced the recurring monthly revenues provided by those customers.

Continuing from the previous fiscal quarter, the Company has attempted to better manage its accounts payable liabilities by utilizing cash flow more appropriately, towards existing liabilities as well as recurring expenses, while still experiencing difficulty in acheiving the maximum benefit of this goal. The Company continues to reduce the gap between revenues and expenses (including non-cash expenses such as depreciation) and, to the extent possible, plans to continue to reduce outstanding liabilities and payables as such gap is further narrowed, and eventually eliminated, if possible.

As described in the Company's 10-K filing for the year ended September 30, 2008, the Company altered its expense structure to expand and continue operations without requiring a reduction of staff levels and without downgrading the level of service to its customers. Deferral of officer compensation, elimination of non-essential or redundant services, liquidation of non-essential component hardware, the removal of the "Subscription Model" for new deployments, as well as a general reduction in Company-provided capital outlay for new installations have all contributed to the continued reduction in expenses.

The Company's largest expense on a quarterly basis has been professional services such as legal, accounting and auditing costs. This quarter, as in the previous quarter, the Company demonstrated a substantial decrease in those costs.

The alterations and reductions in the Company's expense structure have further reduced the Company's overhead and increased its operating margin.

This fiscal quarter, and the prior several quarters have been challenging for the Company, as it continues to report a net loss for each period. This period's results demonstrate that the Company is aiming in the right direction by directing resources toward increasing revenues, margins, and by focusing on reducing its net loss. It would be premature to say that the Company has "turned the corner," and the results of the First Quarter of Fiscal Year 2009 are encouraging, but the Company will still encounter additional difficulties in its strive to continue the trend going forward.

Liquidity

The Company's working capital deficit increased to approximately $570,000 at December 31, 2008 an increase of approximately $56,000 compared to September 30, 2008. However, compared to previous quarters, the quarter ended December 31, 2008 had the smallest increase in the Company's working capital deficit. The working capital deficit growth is slowing down significantly and could continue to do so in future quarters.

To address its outstanding liabilities, management intends to continue working to successfully refine its revenue and expense models to address any shortage of cash while addressing the best use of the Company's existing capital resources, especially positive cash flow as it comes available. The Company continues to work with its vendors on payment schedules and debt reduction that have helped reduce some outstanding accounts payable for the quarter, and the Company will continue this effort.

Some outstanding liabilities that cannot be reduced quickly enough may result in penalization such as finance charges or suspension of services. Suspension or termination of some bandwidth provided to properties may reduce the overall level of service to the Company's customers until a suitable replacement can be provisioned. The Company has implemented procedures to reduce the likelihood of such events occurring and believes it has alternatives in place to respond to those events, but the Company can provide no guarantee that such events can be completely avoided under all circumstances. To date, some alternatives described above have been implemented and all services continued to be offered with little or no interruption.

As was stated in previous quarterly and yearly reports, Company management continues to pursue and acquire additional revenue from its traditional business model, and has added additional lines of revenue by leveraging its consulting services. Similarly, the company continues to see many of its planned recurring expenses decrease. The Company has not executed any binding agreements in regard to additional capital infusions or partnership opportunities, and there is no assurance that any binding agreements will be reached.

Results of Operations

Three Months Ended December 31, 2008 and 2007

During the 3-month periods ended December 31, 2008 and 2007, the Company generated $117,504 and $136,322 of revenues, respectively, and incurred net losses of ($99,736) and ($286,619), respectively. This is a decrease in revenues of 14% over the same period last year and a substantial decrease of 66% in overall net loss compared to the same period last year. For the period ended December 31, 2008, the Company received revenue from twenty operational networks versus seventeen during the same period in the prior year.

The Company's net loss for the period ended December 31, 2008 is in line with its overall expense decrease, compared to the quarter ended December 31, 2007. The Company continues to stabilize its cost structure relative to its revenues.

Operational and administrative efficiencies were instituted within the past 12 months and are intended to continue in order to support the initiatives pursued by management to increase business activity.

Cash from operations was used to satisfy some, but not all outstanding accounts payable liabilities. The Company intends to continue paying down outstanding liabilities, when possible, until they reach a satisfactory level. Based upon our continued losses and negative cash flows there can be no assurance that we will satisfy our payables.

There was an increase in the overall current liabilities of the Company due to an increase in accrued liabilities. Those accrued liabilities consist of $64,800 of a note payable to a related party, plus interest, and $18,850 loans payable to related-parties, and deferred salary of the Chief Executive Officer in the amount of $33,237, which combined comprise 19% of the Company's total liabilities. Accounts payable and accrued expenses, which increased 11%, from $450,420 at September 30, 2008 to $503,381 at December 31, 2008, represent an increase of 15% over the period ended December 31, 2007, when accounts payable and accrued expenses was $308,591. This increase was the result of a tight cash position during the first periods of this fiscal year and penalties associated with deliquesces related to payroll taxes.

Significant expenses during the three-month period ended December 31, 2008 and 2007 were as follows: Professional fees represent expenses necessary for outside accounting, audit, legal and transfer agent fees, a majority of which relate to legal and regulatory compliance. For the three-month period ended December 31, 2008, the Company's professional fees expense was $30,900. This three-month period represented a substantial 83% decrease in professional services expenses over the previous three-month period ending December 31, 2007, which was $182,311.

The decrease of 83% for this three-month period compared to the prior three-month period ending December 31, 2007 are the result of streamlined processes and the efforts of Mr. Greaves, who re-joined the Company in February 2008 specifically for this result. The Company believes inefficiencies in internal controls revealed during the previous periods while still present are being addressed, as is demonstrated by the sharp decrease in professional services expenses of this fiscal quarter versus the prior period.

Company management is encouraged by the partial stabilization that has occurred over previous quarters, while it continues to acknowledge challenges and difficulties to overcome. Of those challenges, the accrued liabilities and increasing capital deficit relative to revenue increases continues to be the primary focus. Management's expectations had not been completely met during the previous quarter, and are still being approached this quarter. In this regard, the Company endeavors to continue on the path being demonstrated in the past few quarters, and believes full stabilization might occur if operating cash flow becomes consistently positive with no growth in vendor payables. There can be no assurance that we will ever reach profitability or a positive cash flow position.

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Our internal conclusion related to our disclosure and procedure controls is due to the number and magnitude of changes to our draft 10Q recommended by our independent auditor.

We plan to continue working with competent outside professionals to help us with quarterly reporting and if our business plan is successful additional improvements in our accounting department will be made.

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Chief Executive Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended December 31, 2008 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

O2 Secure Wireless, Inc.

February 17, 2009	/s/ Craig C. Sellars
Craig C. Sellars, President and
Chief Executive Officer

February 17, 2009	/s/ Keith A. Greaves
Keith A. Greaves, Secretary and
Acting Chief Financial Officer