Form 10-Q
period 2009-03-31
O2 Secure Wireless, Inc.
filed 2009-05-20
CIK 1326852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
☐ Yes ☒ No

As of May 20, 2009, the Registrant had outstanding 31,065,284 shares of its Common Stock, no par value.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

O2 SECURE WIRELESS, INC.
---------------
CONSOLIDATED BALANCE SHEET

(unaudited)

	March 31, 2009	September 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,934	1,404
Trade accounts receivable	9,808	27.928
Other current assets	10.950	12,897
TOTAL CURRENT ASSETS	23,692	42,229

EQUIPMENT, net of accumulated depreciation	242,976	275,766

OTHER ASSETS:
Restricted investment, at fair value	30,458	31,350
Deposit	-	11,250

	$297,126	360,595

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$530,272	450,420
Notes payable - related party	64,800	64,800
Notes payable - unrelated party	24,001	-
Unsecured loans payable - related party	23,550	13,200
Accrued expenses - related party	26,063	23,472
Deferred revenue	-	3,675
Total current liabilities	668,686	555,567

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-
Common stock, no par value, 50,000,000 shares authorized, 31,065,284 issued and outstanding	3,252,311	3,204,803
Other capital	78,800	78,800
Accumulated (deficit)	(3,702,671)	(3,478,575)
Total stockholders' equity (deficit)	(371,560)	(194,972)

	$297,126	360,595

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC.
---------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
REVENUES:
Network service revenues	$79,867	$121,576	$165,299	$244,069
Network component sales	1,824	1,094	1,927	3,694
Consulting and other	2,069	3,439	30,738	14,668

Total revenues	83,760	126,109	197,964	262,431

COSTS AND EXPENSES:
Cost of network service revenues	18,499	42,975	67,223	96,110
Cost of network component sales	2,095	276	2,197	2,508
Selling general and administrative:
Compensation	74,518	86,741	151,973	193,161
Professional services	26,857	86,962	57,757	268,235
Communications	9,165	7,716	18,382	18,965
Other	55,241	22,834-	81,370	52,498
Loss on disposal of equipment	-	-	-	2,737
Depreciation expense	18,465-	34,380	36,929	69,076

Total cost and expenses	204,841	281,884	415,831	703,290

OTHER INCOME (EXPENSE):
Interest income (expense), net	(3,279)	(1,600)	(6,228)	(3,201)

NET (LOSS)	$(124,360)	$(157,375)	(224,095)	$(444,060)

BASIC AND DILUTED NET (LOSS)
PER COMMON SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	31,065,284	28,065,284	31,065,284	27,692,730

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC.
---------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Six Months Ended
March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operations
Adjustments to reconcile net loss to net cash (used in) operating activities:	$(224,095)	$(444,060)
operating activities:
Stock compensation expense	-	140,000
Stock option expense	47,508	45,070
Loss on disposal of equipment	-	2,737
Depreciation expense	36,929	69,076
Change in:
Accounts receivable	21,352	24,194
Other current assets	(1,285)	2,704
Other non-current assets	11,250	-
Accounts payable and accrued expenses	79,851	161,221
Accrued expenses - related party	2,591	25,274
Deferred revenue	(3,675)	(23,577)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(29,574)	2,639

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and capitalized installation costs	(4,139)	(4,445)
Proceeds from disposal of equipment	-	5,500
Investment income	892	317
Net cash provided by (used in) investing activities	(3,247)	1,372

CASH FLOWS FROM FINANCING ACTIVITIES:
Procfeeds from notes payable - unrelated party	24,001	-
Proceeds from unsecured loan payable - related party	14,000
Principal Payments on Debt Related Party	(3,650)	-
Net cash provided by financing activities
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,530	4,011
CASH AND CASH EQUIVALENTS, beginning of period	1,404	6,172

CASH AND CASH EQUIVALENTS, end of period	$2,934	10.183

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2009
(unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

Interim Financial Information. The accompanying unaudited financial statements of O2 Secure Wireless, Inc. (the “Company”) have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended September 30, 2008. Operating results for the three months and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.

NOTE 2 – GOING CONCERN

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

NOTE 3 – PAYROLL TAXES

The Company continues to be delinquent in remitting payroll taxes and with payroll to certain individuals. The Company has included in their accrued expenses related to payroll taxes an estimate of the penalties that are associated with these delinquencies. It is possible that the Internal Revenue Service may seize the Company’s cash accounts or take other actions.  Total unpaid payroll taxes including penalties were estimated to be approximately $149,000 at March 31, 2009.

NOTE 4 - NOTES PAYABLE

The Company has a note payable in the amount of $10,001 due to a company. The note accrues interest at an annual rate of 1.0%. Principal and accrued interest are due on demand after June 11, 2009. The note is unsecured and personally guaranteed by our CEO. On March 23, 2009, the Company executed a second promissory note with the same company for $14,000 at 1.0% annual interest. Principal and accrued interest are due on demand after July 20, 2009.  This note is also unsecured and personally guaranteed by our CEO. Imputed interest at an expected borrowing rate of 10% is not material to the financial statements.

NOTE 5 – RELATED PARTY TRANSACTIONS AND LOANS PAYABLE

During the three month period ended December 31, 2008, notes payable of $64,800 due to the father of the CEO were extended to June 30, 2009. The notes continue to bear interest at 8%. Accrued interest owed to this party was $12,108 at March 31, 2009 which is included in accrued expenses – related party in the accompanying balance sheet.

During the six month period ended March 31, 2009 our CEO loaned the Company and additional $10,350. Total unsecured loans payable to related parties are $23,550 at March 31, 2009. These loans are non interest bearing, interest has not been imputed due to immateriality. Imputed interest at an expected borrowing rate of 10% is not material to the financial statements.

NOTE 6 – STOCKHOLDERS’ DEFICIT

On October 29, 2007, common stock options for 6.2 million shares were granted under the Plan to various employees, 4.5 million of which were awarded to the CEO. The shares underlying these options are restricted because the Company has not yet filed Form S-8 to register the securities offered under the Plan. Under the Award Agreements, these option grants vest over graded three year period beginning one year after the grant date, with 1/3 of granted options vesting at the end of each completed service year. Non-vested option grants are subject to forfeiture if the grantees' services to the Company terminate prior to vesting. To date a total of 266,667 shares have been forfeited. There was no stock option activity for the three and six month period ended March 31, 2009. Outstanding stock options at March 31, 2009 are as follows:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2008	6,200,000	-
Granted	-	$0.10
Exercised	-	-
Forfeited	(266,667)
Outstanding at March 31, 2009	5,933,333

Exercisable at March 31, 2008	2,033,333	$0.10
Remaining reserved for grant at March 31, 2009	3,166,667

The fair value of the stock options granted in the year ended September 30, 2008 was $302,090. The Company amortizes the estimated value of options granted to compensation on a straight-line basis over the service period required by the grantee to be fully vested. Compensation expense recorded during the three months and six months ended March 31, 2009 was $23,754 and $47,508. Stock option expense for the year ended September 30, 2009 totaled $92,578.

Item 2. Management Discussion and Analysis

The following discussion should be read in conjunction with the Company’s unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in the Company’s audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in the Company’s Form 10-K for the year ended September 30, 2008. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.
In the Second Quarter of Fiscal Year 2009, the Company continued its mixed course by continuing to show decreased expenses but with decreased revenues as well.  Compared to the second period of the previous fiscal year, the Company demonstrated a decrease in revenue.  The results seen this quarter are primarily due to continued shifting of the Company’s expense structure, payment terms with some of the Company’s various vendors, and the continued decline in professional services expenses.  The decrease in overall revenue can be attributed to a sharp decline in consulting revenues reasonably believed to be collectable, as well as the renegotiation of two amenity-service contracts that reduced the recurring monthly revenues provided by those customers.

Continuing from the previous fiscal quarter, the Company has attempted to better manage its accounts payable liabilities by utilizing cash flow more appropriately, towards existing liabilities as well as recurring expenses, while still experiencing difficulty in acheiving the maximum benefit of this goal.  To the extent possible, the Company plans to reduce outstanding liabilities and payables such that the gap between revenues and expenses is further narrowed, and eventually eliminated, if possible.

As described in the Company’s 10-K filing for the year ended September 30, 2008, the Company altered its expense structure to expand and continue operations without requiring a reduction of staff levels and without downgrading the level of service to its customers.  Deferral of officer compensation, elimination of non-essential or redundant services, liquidation of non-essential component hardware, the removal of the “Subscription Model” for new deployments, as well as a general reduction in Company-provided capital outlay for new installations have all contributed to the continued reduction in expenses.

The Company’s largest expense on a quarterly basis has been professional services such as legal, accounting and auditing costs.  This quarter, as in the previous quarter, the Company demonstrated a decrease in those costs.

The alterations and reductions in the Company’s expense structure have further reduced the Company’s overhead and have increased its operating margin this period.

This fiscal quarter, and the prior several quarters have been challenging for the Company, as it continues to report a net loss for each period.  Based on the results of the Second Quarter of Fiscal Year 2009, the Company will still encounter additional difficulties in its strive to continue a positive trend going forward.

Liquidity

The Company’s working capital deficit increased to approximately $644,994 at March 31, 2009 an increase of approximately $75,000 compared to December 31, 2008.  The working capital deficit has increased compared to the previous quarter’s growth, and could continue to do so in future quarters.

To address its outstanding liabilities, the Company intends to continue working to refine its revenue and expense models to address any shortage of cash while addressing the best use of the Company’s existing capital resources, especially positive cash flow as it comes available.  The Company continues to work with its vendors on payment schedules and debt reduction that have helped reduce some outstanding accounts payable for the quarter, and the Company will continue this effort.

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

As was stated in previous quarterly and yearly reports, the Company continues to pursue and acquire additional revenue from its traditional business model, and had previously added additional lines of revenue by leveraging its consulting services.  Similarly, the company continues to see many of its planned recurring expenses decrease.  The Company has not executed any binding agreements in regard to additional capital infusions or partnership opportunities, and there is no assurance that any binding agreements will be reached.

Results of Operations

Three and Six Months Ended March 31, 2009 and 2008

During the 3-month period ended March 31, 2009 and 2008, the Company generated $83,760 and $126,109 of revenues, respectively, and incurred net losses of ($124,360) and ($157,375), respectively. This is a decrease in revenues of 33% over the same 3-month period last year but also a decrease of 26% in overall net loss compared to the same 3-month period last year. During the 6-month period ended March 31, 2009 and 2008, the Company generated $197,964 and $262,431 respectively, an incurred net losses of ($224,095) and ($444,060) respectively.  This is a decrease in revenues of 25% over the same 6-month period last year, but also a substantial 50% decrease in overall net loss compared to the same 6-month period last year.  For the 3- and 6-month periods ended March 31, 2009, the Company received revenue from twenty operational networks versus seventeen during the same period in the prior year.

The Company’s net loss for the periods ended March 31, 2009 is in line with its overall expense decrease, compared to the same periods ended the prior year.

Operational and administrative changes were instituted within the past 12 months and are intended to continue in order to support the initiatives pursued by management to increase business activity.

Cash from operations was used to satisfy some, but not all outstanding accounts payable liabilities.  The Company intends to continue paying down outstanding liabilities, when possible, until they reach a satisfactory level.  Based on the Company’s continued losses and negative cash flows, there can be no assurance that the Company will be able to satisfy its payables.

There was an increase in the overall current liabilities of the Company due to an increase in accrued liabilities.  Those accrued liabilities consist of $64,800 of a note payable to a related party, $24,001 notes payable to unrelated party plus interest, and $23,550 unsecured loans payable to related-parties, and additional accrued expenses to related parties in the amount of $26,063, which combined comprise 18% of the Company’s total liabilities.  Accounts payable and accrued expenses, increased from $450,420 at December 31, 2008 to $530,272 at March 31, 2009, representing an increase of 17% over the period ended September 30, 2008, when accounts payable and accrued expenses combined was $555,567.  This increase was the result of a tight cash position during the first and second periods of this fiscal year and also penalties and interest associated with delinquencies related to payroll taxes.

Significant expenses during the three-month period ended March 31, 2009 and 2008 were as follows:

Professional fees represent expenses necessary for outside accounting, audit, legal and transfer agent fees, a majority of which relate to legal and regulatory compliance. For the three-month period ended March 31, 2009, the Company’s professional fees expense was $26,857.  This three-month period represented a substantial 70% decrease in professional services expenses over the previous three-month period ending March 31, 2008, which was $86,962.

The decrease of 70% for this three-month period compared to the prior three-month period ending March 31, 2008 is the result of streamlined processes and the efforts of Mr. Greaves, who re-joined the Company in February 2008 specifically for this result.  The Company believes inefficiencies in internal controls revealed during the previous periods while still present are being addressed, as is demonstrated by the sharp decrease in professional services expenses of this fiscal quarter versus the prior period.

Company management is encouraged by the partial stabilization that has occurred over previous quarters, while acknowledging the struggle as it continues to address the challenges and difficulties to overcome.  Of those challenges, the accrued liabilities and increasing capital deficit relative to revenue increases continues to be the primary focus, followed by the overall decrease in revenues.  The Company’s expectations have not been completely met during the previous quarter, and are still being approached this quarter, but also not met.  In this regard, the Company believes that stabilization might occur if operating cash flow becomes consistently positive with no growth in vendor payables.  There has not been, and there can be no assurance that the Company will ever reach profitability or a positive cash flow position without additional changes to its business structure, business plan, or sales efforts.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company, including its principal executive officer and principal financial officer, does not expect that its disclosure controls and procedures or its internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, the Company performed additional analysis and other post-closing procedures in an effort to ensure its consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, the Company believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The Company’s internal conclusion related to its disclosure and procedural controls is due to the number and magnitude or changes to its draft 10Q recommended by the Company’s independent auditor.

The Company plans to continue working with competent outside professionals to help it with quarterly reporting and if its business plan is successful additional improvements in the Company’s accounting department will be made.

Changes in Internal Control over Financial Reporting

In addition, the Company with the participation of its acting Chief Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None required to be reported due to Company’s status as a “Smaller Reporting Company” defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description and Incorporation by Reference
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Acting Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Acting Chief Financial Officer
32.1*	Certification by the Acting Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	O2 Secure Wireless, Inc.	(Registrant)

May 20, 2009	/s/ Craig C. Sellars
Craig C. Sellars, Acting Chief Executive Officer

May 20, 2009	/s/ Keith A. Greaves
Keith A. Greaves, Secretary and
Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates stated.

May 20, 2009	/s/ Craig C. Sellars
Craig C. Sellars, Acting Chief Executive Officer

May 20, 2009	/s/ Keith A. Greaves
Keith A. Greaves, Secretary and
Acting Chief Financial Officer