Form 10-Q
period 2009-06-30
O2 Secure Wireless, Inc.
filed 2009-08-19
CIK 1326852

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number: 001-32882

O2 SECURE WIRELESS, INC.
(Exact name of small business issuer as specified in its charter)

Georgia	45-0526044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 49726 Atlanta, GA 30359	30071
(Address of Principal Executive Offices)	(Zip Code)

(678) 942-0684
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes  [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [    ] Yes  [ X ] No

As of August 17, 2009, the Registrant had outstanding 31,065,284 shares of its Common Stock, no par value.

O2 SECURE WIRELESS, INC.
BALANCE SHEETS

	June 30, 2009	September 30, 2008
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,546	$1,404
Trade accounts receivable	9,115	27,928
Other current assets	4,460	12,897
TOTAL CURRENT ASSETS	19,121	42,229

EQUIPMENT, net of accumulated depreciation	201,005	275,766

OTHER ASSETS:
Restricted investment, at fair value	30,737	31,350
Deposits	-	11,250

	$250,863	$360,595

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$547,660	$450,420
Notes payable - related party	64,800	64,800
Notes payable - unrelated party	38,789	-
Unsecured loans payable - related party	21,050	13,200
Accrued expenses - related party	27,356	23,472
Deferred revenue	-	3,675
TOTAL CURRENT LIABILITIES	699,655	555,567

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, no par value, 10,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, no par value, 50,000,000 shares authorized,
31,065,284 and 31,065,284 shares issued and outstanding, respectively	3,274,847	3,204,803
Other capital	78,800	78,800
Accumulated (deficit)	(3,802,439)	(3,478,575)
Total Stockholders' Deficit	(448,792)	(194,972)

	$250,863	$360,595

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES:
Network service revenues	$70,499	$132,319	$235,798	$376,448
Network component sales	1,966	2,117	3,893	5,811
Consulting and other	36,037	15,109	66,775	29,718

Total revenues	108,502	149,545	306,466	411,977

COSTS AND EXPENSES:
Cost of network service revenues	37,967	49,884	105,190	145,994
Cost of network component sales	408	379	2,605	2,887
Selling general and administrative:
Compensation	39,178	96,404	191,150	288,393
Professional services	17,131	12,431	74,888	280,666
Communications	7,004	10,093	25,386	29,059
Bad debt	45,003	-	52,925	-
Other	27,702	23,982	101,150	76,651
Loss on disposal of equipment	14,133	-	14,133	2,737
Depreciation expense	18,430	25,672	55,359	93,723

Total cost and expenses	206,956	218,845	622,786	920,110

OTHER INCOME (EXPENSE):
Interest income (expense), net	(1,315)	(2,635)	(7,543)	(7,862)

NET (LOSS)	$(99,769)	$(71,935)	$(323,863)	$(515,995)

BASIC AND DILUTED NET (LOSS)
PER COMMON SHARE	*	*	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	31,065,284	28,065,284	31,065,284	27,816,461

* Less than $(0.01)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	June 30,
	2009	2008
OPERATING ACTIVITIES:
Net (loss) from operations	$(323,863)	$(515,995)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Stock compensation expense	-	140,000
Stock option expense	70,043	68,824
Loss on disposal of equipment	14,133	2,737
Depreciation expense	55,359	93,723
Change in:
Accounts receivable	26,045	5,804
Other current assets	12,456	426
Other non-current assets	-	-
Accounts payable and accrued expenses	97,240	167,842
Accrued expenses - related party	3,884	46,135
Other payables - related party		3,500
Deferred revenue	(3,675)	(27,153)

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(48,378)	(14,157)

INVESTING ACTIVITIES:
Purchase of equipment and capitalized installation costs	(3,731)	(4,445)
Proceeds from disposal of equipment	9,408	14,765
Investment income	613	317

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	6,290	10,637

FINANCING ACTIVITIES:
Proceed from notes payable - unrelated party	38,789	-
Proceeds from unsecured loan payable - related party	7,850	-

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	46,639	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,551	(3,520)

CASH AND CASH EQUIVALENTS, beginning of period	1,404	6,172

CASH AND CASH EQUIVALENTS, end of period	$5,955	$2,652

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

O2 SECURE WIRELESS, INC.
NOTES TO FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2009
(unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

Interim Financial Information. The accompanying unaudited financial statements of O2 Secure Wireless, Inc. (the “Company”) have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended September 30, 2008. Operating results for the three months and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.

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

NOTE 3 – PAYROLL TAXES

The Company continues to be delinquent in remitting payroll taxes and with payroll to certain individuals. The Company has included in the accrued expenses related to payroll taxes and estimate of the penalties associated with these delinquencies. It is possible that the Internal Revenue Service may seize the Company’s cash accounts or take other actions. Total unpaid payroll taxes including penalties were estimated to be approximately $153,000 at June 30, 2009.

NOTE 4 - NOTES PAYABLE

During the nine-month period ended June 30, 2009, the Company borrowed funds from an unrelated company in a series of notes due on demand after a date specified in the agreements. These due dates were not extended and, as of July 21, 2009, all of the notes are due on demand. The notes accrue interest at an annual rate of 1.0%, are unsecured, and are personally guaranteed by our former CEO, Craig Sellers. Principal and accrued interest on these notes totaled $38,789 at June 30, 2009. Imputed interest at an expected borrowing rate of 10% is not material to the financial statements.

NOTE 5 – RELATED PARTY TRANSACTIONS AND LOANS PAYABLE

During the three month period ended December 31, 2008, notes payable of $64,800 due to the father of our former CEO were extended to June 30, 2009. The notes have not been further extended. The notes continue to bear interest at 8%. Accrued interest owed to this party was $13,400 at June 30, 2009 which is included in accrued expenses – related party in the accompanying balance sheet.

During the nine month period ended June 30, 2009 our former CEO loaned the Company an additional $10,350. Total unsecured loans payable to related parties are $21,050 at June 30, 2009. These loans are non interest bearing, interest has not been imputed due to immateriality. Imputed interest at an expected borrowing rate of 10% is not material to the financial statements.

NOTE 6 – CONTINGENCIES

During the three months ended June 30, 2009, the landlord for the Company’s former office space filed suit over non-payment of approximately $11,000 the landlord claims the Company is obligated to pay under an agreement that was reached to terminate the Company’s office lease. This amount is included in accrued expenses in the accompanying June 30, 2009 balance sheet.

A former employee has filed suit against the Company for amounts due under his employment agreement, namely a penalty provided for in the agreement of approximately $140,000 in the event the Company failed to comply with certain terms. Management believes the Company had complied with all agreement terms, and accordingly this claim is without merit. The Company has not accrued any amounts relating to this contingency.

NOTE 7 – STOCKHOLDERS’ DEFICIT

On October 29, 2007, common stock options for 6.2 million shares were granted under the Plan to various employees, 4.5 million of which were awarded to our former CEO. The shares underlying these options are restricted because the Company has not yet filed Form S-8 to register the securities offered under the Plan. Under the Award Agreements, these option grants vest over graded three year period beginning one year after the grant date, with 1/3 of granted options vesting at the end of each completed service year. Non-vested option grants are subject to forfeiture if the grantees' employment terminates prior to vesting. Vested options for terminated employees are forfeited if options are not exercised by the expiration of the award period or 90 days following termination, whichever occurs first.

There were no stock options granted or exercised for the three and nine month period ended June 30, 2009. During the nine month period ended June 30, 2009, all remaining employees with outstanding option awards terminated employment with the Company. As a result two of the employees were given board approval for all shares to vest immediately and the exercise period extended. The remaining employees forfeited their options. No vested options were exercised by the terminated employees within the prescribed timeframe, resulting in forfeiture of all outstanding option awards. Stock option activity for the nine month period ended June 30, 2009 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at September 30, 2008	5,933,333	$0.10
Granted	-	-
Exercised	-	-
Forfeited	(5,250,000)	-
Outstanding at June 30, 2009	683,333	N/A

Exercisable at June 30, 2009	683,333	N/A
Remaining reserved for grant at June 30, 2009	8,416,667

The fair value of the stock options granted in the year ended September 30, 2008 was $302,090. The Company amortizes the estimated value of options granted to compensation on a straight-line basis over the service period required by the grantee to be fully vested. Compensation expense recorded during the three months and nine months ended June 30, 2009 was $22,535 and $70,043.

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

In the third quarter of fiscal year 2009, ended June 30, 2009, the Company’s billable revenues increased compared to the revenues collected in the previous quarter ended March 31, 2009. Expenses and accounts payable both significantly declined in the third fiscal quarter ended June 30, 2009 as compared to the previous quarter.

In the third quarter of fiscal year 2009, the Company posted its lowest net loss and its highest net margin since inception. Expense control is the primary reason for these results. However, revenue growth has not been satisfactory, and the Company has taken steps to address and remedy that situation.

The former CEO, Mr. Craig C. Sellars, resigned from O2 Secure Wireless, Inc. during the third fiscal 2009 quarter in order to pursue other opportunities. The former Executive Director of Marketing also left the Company during the quarter. Returning to O2 Secure Wireless, Inc. as CEO is Mr. Scott Conley, a Founder and former CEO of the Company. Mr. Conley assumed his duties as CEO immediately after the resignation of Mr. Sellars.

Under the leadership of Mr. Conley, the Company intends to implement a disciplined, aggressive and effective marketing strategy to increase customers and improve customer service and satisfaction. The primary business plan remains the same: to provide wireless Internet access in high density residential areas, college campuses, and small businesses.

The Company has been challenged since its inception by high expenses, but it continues to engage that challenge. The Company initially marketed to both the property owners and the residents of the property (the “Subscriber Model”). The Company now emphasizes direct marketing to the property owners, offering them a revenue sharing arrangement (the “Amenity” Model).  Also, the Company initially paid up front for installations. Now, the Company shares installation costs with the property owners.

In the early years, and especially after becoming a publicly traded company, O2 Secure Wireless, Inc. incurred heavy debt mainly as a result of utilizing the professional services of Accountants, Attorneys, and Auditors. While these services were both necessary and beneficial to the Company, the cash flow did not match the fees. As a consequence, heavy debt for professional services rendered has accumulated on the Company’s balance sheet. The positive note here is that reliance by the Company on frequent outside professional service assistance has declined, and the rate of growth of the related debt has significantly diminished. The Company intends to work out payment plans with its professional services providers to eliminate the debt balances as soon as is reasonably possible.

Working out debt payment plans is a tactic that also applies to other needed vendors that the Company currently utilizes. Here again, the objective is to reduce the debt balance over time. O2 Secure Wireless, Inc. has become smarter in terms of selecting the best vendors and acquiring the optimum combination of quality and quantity when purchasing equipment and supplies. With regard to the latter, the Company now avoids over stocking equipment and supplies, and is now very careful to avoid the risk of equipment obsolescence.

The Company has unfortunately lost a few properties in North Carolina and Tennessee primarily due to a lack of strong customer service.  Under the guidance of the current CEO, Mr. Scott Conley, customer service and satisfaction have once again become the primary objective. The Company is presently involved in frequently visiting its existing properties and addressing any concerns or maintenance issues immediately. The acquisition of new business is a strong goal of the Company, but so too is the retention of its existing customers.

O2 Secure Wireless, Inc. has a sound business plan and the talent to successfully implement the plan. Unfortunately, the Company has amassed a very large debt load.

What is needed, and what has been sorely lacking, is a strong sales effort and customer service focus designed to retain and expand existing business while simultaneously seeking out and bringing in new business.

 The Company needs an infusion of external capital to enable it to more readily reduce its debt load, purchase equipment, and add capable and reliable talent to its staff, particularly in the areas of marketing and sales, customer service, and engineering.  Additionally, the Company is not averse to developing strategic partnerships with other entities in the same vertical provided that there is similarity in business objectives, values and ethics.

Liquidity

The Company’s working capital deficit increased to approximately $680,534 at June 30, 2009 an increase of approximately $35,590 compared to March 31, 2009.  The working capital deficit has increased compared to the previous quarter’s growth, and could continue to do so in future quarters.

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

As was stated in previous quarterly and yearly reports, the Company continues to pursue additional revenue from its traditional business models.  The Company continues to see many of its recurring expenses decrease.  The Company continues to seek external capital.

Results of Operations

Three and Nine Months Ended June 30, 2009 and 2008

During the 3-month period ended June 30, 2009 and 2008, the Company generated $108,502 and $149,545 of revenues, respectively, and incurred net losses of ($99,769) and ($71,935), respectively. This is a decrease in revenues of 27% over the same 3-month period last year and also an increase of 39% in overall net loss compared to the same 3-month period last year. During the 9-month period ended June 30, 2009 and 2008, the Company generated $306,466 and $411,977 respectively, and incurred net losses of ($323,863) and ($515,995) respectively.  This is a decrease in revenues of 26% over the same 9-month period last year, but also a 37% decrease in overall net loss compared to the same 9-month period last year.  For the 3 and 9-month periods ended June 30, 2009, the Company received revenue from fourteen operational networks versus fifteen during the same period in the prior year.

The Company’s net loss for the periods ended June 30, 2009 is in line with its overall expense decrease, compared to the same periods ended the prior year.

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

There was an increase in the overall current liabilities of the Company due to an increase in accrued liabilities.  Those accrued liabilities consist of $64,800 of a note payable to a related party, $38,789 notes payable to unrelated party plus interest, and $21,050 unsecured loans payable to related-parties, and additional accrued expenses to related parties in the amount of $27,356, which combined comprise 22% of the Company’s total liabilities.  Accounts payable and accrued expenses, increased from $530,272 at March 31, 2009 to $547,660 at June 30, 2009, representing an increase of 3%. This increase was the result of a tight cash position during the second and third periods of this fiscal year and also penalties and interest associated with delinquencies related to payroll taxes.

Significant expenses during the three-month period ended June 30, 2009 and 2008 were as follows:

Professional fees represent expenses necessary for outside accounting, audit, legal and transfer agent fees, a majority of which relate to legal and regulatory compliance. For the three-month period ended June 30, 2009, the Company’s professional fees expense was $17,131.  This three-month period represented a substantial 38% decrease in professional services expenses over the previous three-month period ending June 30, 2009, which was $12,431.

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

Disclosure Regarding Forward Looking Statements and Safe Harbor

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, which contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (Important Factors”) and other factors that could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

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

Changes in Internal Control over Financial Reporting

In addition, the Company with the participation of its acting Chief Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is being sued by a disgruntled former employee, Aaron King.

On August 13, 2009, the Company entered into mediation with its former landlord, and a settlement was reached.

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

	O2 Secure Wireless, Inc.	(Registrant)

August 19, 2009	/s/ Scott Conley
Scott Conley, Chief Executive Officer

August 19, 2009	/s/ Keith A. Greaves
Keith A. Greaves, Secretary and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates stated.

August 19, 2009	/s/ Scott Conley
Scott Conley, Chief Executive Officer

August 19, 2009	/s/ Keith A. Greaves
Keith A. Greaves, Secretary and
Chief Financial Officer